Form 10-Q
period 2016-12-30
Geant Corp.
filed 2016-12-30
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-213009

GEANT CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2600 (Primary Standard Industrial Classification Code Number)	38-3993849 I.R.S. Employer Identification Number

Kiranthidiya road 114, Beruwala, Sri Lanka, 12070

Phone: +17027510467

E-mail: office@geantcorp.com

 (Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of December 21, 2016 there were 2,545,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Geant Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The accompanying interim condensed financial statements of Geant Corp. (the “Company”) should be read in conjunction with the he S-1 that was filed with the United States Securities and Exchange Commission (the “SEC”) on October 12, 2016. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GEANT CORP.

BALANCE SHEET

ASSETS	November 30, 2016 (Unaudited)	May 31, 2016 (Audited)
Current Assets
Cash and cash equivalents Inventory	$10,296 2,707	1,065 1,962
Prepaid expenses	1,423	-
Total Current Assets	$14,426	3,027

Fixed Assets
Equipment	1,725	1,920
Total Fixed Assets	$1,725	1,920

Total Assets	$16,151	4,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	280
Related-party loan	9,100	3,100
Total Current Liabilities	$9,100	3,380

Total Liabilities	$9,100	3,380

Commitments & Contingencies	0	0

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,240,000 and 2,000,000 shares issued and outstanding	2,240	2,000
Additional paid in capital	9,290	-
Accumulated deficit	(4,479)	(433)
Total Stockholder’s Equity	$7,051	1,567

Total Liabilities and Stockholder’s Equity	$16,151	4,947

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENT OF OPERATIONS

 (UNAUDITED)

	For the three months ended November 30, 2016	For the six months ended November 30, 2016

REVENUES	$3,800	5,100
Cost of Goods Sold	1,011	1,485
Gross Profit	2,789	3,615

OPERATING EXPENSES
General and Administrative Expenses	221	7,661
TOTAL OPERATING EXPENSES	(221)	(7,661)

NET INCOME (LOSS) FROM OPERATIONS	2,568	(4,046)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,568	(4,046)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,008,543	2,004,255

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

For the six months ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,046)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	195
Increase in Prepaid expenses	(1,423)
Increase in Inventory	(745)
Decrease in Accounts Payable	(280)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,530
Loans	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,530

NET INCREASE IN CASH	9,231

Cash, beginning of period	1,065

Cash, end of period	$10,296

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Geant Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 26, 2016 to start business operations concerned with production of paper made from elephant dung for making various stationery products and subsequent selling thereof. Our office is located at Kiranthidiya road 114, Beruwala, Sri Lanka, 12070. Our phone number is +17027510467.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of November 30, 2016.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is May 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,296 of cash as of November 30, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,423 of prepaid rent as of November 30, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,707 in inventory as of November 30, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment (beater machine, stainless steel drum, plastic barrel drums) is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Fair Value of Financial Instruments

ASC Topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit, carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years, in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2016 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(UNAUDITED)

NOTE 4 – EQUIPMENT

	November 30, 2016	May 31, 2016
Equipment	$1,953	1,953
Depreciation	$(228)	(33)
Net equipment	$1,725	1,920

For the three and six months ended November 30, 2016 we recognized a depreciation expense in the amount of $98 and $195 accordingly.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us its own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue utilize funds from our sole officer and director who has verbally agreed to get an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000.

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us its own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

As of November 30, 2016, our sole director has loaned to the Company $9,100. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $9,100 as of November 30, 2016.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 22, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In November 2016, the Company issued 240,000 shares of common stock for cash proceeds of $9,530 at $0.04 per share.

There were 2,240,000 shares of common stock issued and outstanding as of November 30, 2016.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at November 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTUNUED)

The valuation allowance at November 30, 2016 was approximately $1,523. The net change in valuation allowance during the six months ended November 30, 2016 was $1,376. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2016.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling approximately $4,479 at November 30, 2016, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Six months ended November 30, 2016	From February 26, 2016 (Inception) to May 31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(4,046)	(433)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(4,046)	(433)
Valuation allowance	$4,046	433
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the six months ended November 30, 2016 as follows:

	Six months ended November 30, 2016	From February 26, 2016 (Inception) to May 31, 2016
Computed "expected" tax expense (benefit)	$(1,376)	(147)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$1,376	147
Actual tax expense (benefit)	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 21, 2016 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements, than additional issuance of 305,000 shares of common stock for cash proceeds of $12,280 at $0.04 per share to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Geant Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Organization within the Last Five Years

We were incorporated in the State of Nevada on February 26, 2016. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. Our business office is located at Kiranthidiya road 114, Beruwala, Sri Lanka, 12070. Our telephone number is +17027510467.

In General

We were incorporated in the State of Nevada on February 26, 2016. We just recently started our operations. Our business is the production of paper made from elephant dung (poo) for making different stationery products and distribution thereof primarily in Sri Lanka. We have generated limited revenues since inception and our principal business activities to date also consist of creating a business plan, purchasing a domain-name for our prospective webpage.

We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

We need proceeds from this offering to start our 12-month plan of operation. The total estimated minimum amount of funds required to develop our business is approximately $ 20,000. We need funds for offering costs, general administrative expenses, production equipment purchase, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We have generated limited revenues from operations to date.

We will disperse our items in Sri Lanka and neighboring countries. We plan to use various distribution channels for various types of customers. As a rule we arranged for a wholesale exchange, however in future we can make some items for various traveler shops and kiosks; corporate customers and individual customers will be covered by our web page and targeted marketing exercises.

Product Overview

Geant Corp.’s business is in making unique products to be sold to both mass-market customers and individual clients in future.  We want to focus on something that is socially and environmentally responsible so we are contributing to the solution and not adding to the problem. We want to work with something that had more meaning to us, something we could be passionate about, and that possibly could have an important social statement attached to it. All of our paper products are 100% recycled. They do not have any smell. They are made up of 70% fiber from elephant dung and 30% post-consumer paper. All papers everywhere are made from a pulp mixture derived from fiber materials. The most common papers today come from wood fiber pulp from cut trees. Our fibers of choice, of course, are dung fibers. We use the dung fibers from elephants to make our dung paper products.

All elephants that generate the dung that we require for our process have at least two things in common:

1)       All are herbivores and have highly fibrous diets of different plants and vegetation.

2)       All possess inefficient digestive systems that do not completely digest and breakdown all the fibers that they eat. This results in a significant amount of fibers remaining intact when these animals dung. There are no toxic chemicals used in our paper making process. Natural vegetative binding agents, along with water-soluble salt dyes for coloring are used.

Our dung papers are handmade and acid free.

We are focused on the production of dung paper for mass-market customers to give them the ability of making different stationery products, souvenirs, tourist-oriented products, up-market gifts and interior design items from natural products on advanced and unique designs. It would be easier for them to buy raw materials (paper) from us to produce needed products instead of making paper. It is easier for us at the beginning to set up the production of paper instead of setting up the whole paper production and of different kinds of stationery products at the same time. In the future we have plans about production of some additional stationery items aside from paper.

Geant Corp. has the ability to product handmade dung paper for making such original items as, for example:

         Bags

         Frames

         Photo Albums

         Notebooks

         Stationery

         Cards

However, first, we intend to launch a mass production of inexpensive handmade dung paper for making different stationery products and various tourist souvenirs, which were made using elephant dung.

Hollander Beater for Handmade Paper

Beater Specifications
Pulp Capacity	Stainless Steel (Sh-Hydra-SS) 2.2 lbs (1 kg)	Fiberglass (Sh-Hydra) 2 lbs (9 kg)
Size Inches (L x W x H) cm (L x W x H)	28.5” x 48” x 48” 73 x 122 x 122 cm	32 x 49” x 48” 82 x 125 x 122 cm
Roll	8” x 8” (20 cm x 20 cm) 304 Stainless steel 24 -3 /16” (45 mm) replaceable blades mounted on 1”(2.54 cm) shaft Laser cut and assembled on
Motor	3/4 Hp TEFC (totally enclosed fan cooled) 110/ 220 volt 60 Hz Optional 1 hp TEFC 110/ 220 volts 60 hz
International Motors	3/4 hp TEFC 110/220 volts 50/60 hz Optional 1 hp TEFC 110/220 volts 50/60 hz
Motor Controls	Air actuated on /off switch mounted on end of arm coupled to motor rated switches in isolated electrical box.
Optional magnetic starter	Used where required by safety codes.
Lid Safety switches	Included: -machine will not operate without lid in place.
Adjusting mechanism	Single handwheel on end of arm with lock nut.
Stand	Aluminum tubing and fittings with casters.
OPTIONS
Optional Amp Meter	Shows amount of power machine is using allowing the roll to be set at the same height for each batch.
Clear Plastic Lid	Covers returns area, makes beater quieter.
Lifting Winch	A labor saving device to raise roll into cleaning position.
SHIPPING WEIGHT	Polyester resin tub- approx. 280 lbs (128 kg) Stainless steel tub-approx. 300 (136 kg)

Potential Customers

Our President and Director, Suneetha Nandana Silva Sudusinghe, will showcase our item and arrange with potential clients and wholesale purchasers. We expect to create and keep up a database of potential corporate customers who might be keen on our items. We will catch up with these customers intermittently and offer them free examples, presentations and uncommon rebates now and again.

Three fundamental classifications of our customers are:

         Wholesale exchange; speaking to expansive organizations, which are assembling diverse stationery items. It is preference for them to purchase fit dung paper instead of making it themselves. Furthermore they have an opportunity to concentrate on the manufacturing process of stationery items.

         Corporate customers, speaking to extensive, medium and little scale organizations, different affiliations and so on. This is a somewhat generous fragment of the business sector, which develops and routinely creates interest for different corporate blessings, gifts; things that advance brand mindfulness and so on.

Competition

We know that there are a number of obstacles to entering the market of dung paper items and the competition is rather high. There are several companies (PooPooPaper, Haathi Chaap and ecoMaximus) that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. Howbeit, we arranged on a wholesale exchange, for the most part, so we will have capacity to offer our item for extensive organizations in huge amount. So our item is more extensive, and quality is better, ways to deal with business are more flexible.

One of our biggest competitive advantages is that our item is raw material for different companies. So we would have a major measure of delivering item at the brief timeframe.

Some of the competitive factors that may affect our business are as follows:

1. Number of Competitors Increase: different companies may follow our business model of distributing high quality paper items made from elephant dung, which will reduce our competitive edge.

2. Price: Our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our product at loss.

3. Substitute Products: competitors may substitute items made from elephant dung with comparable items made from dung of some other animals.

 Marketing

Our sole officer and chief, Suneetha Nandana Silva Sudusinghe, will be in charge of promoting of our company and our high quality dung paper. We intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We will utilize numerous Internet showcasing instruments to direct activity to our site and distinguish potential clients. As of the date of this prospectus we have already purchased a website (www.geantcorp.com) and plan to develop it. We already have some description of our item, the procedure of production and incorporate some broad data and pictures of items companies can make from our paper.

Our site portrays samples of products which company is able to produce, the production procedure, and incorporates some broad data and pictures of high quality dung paper. We plan to utilize Internet advancement apparatuses on Facebook and Twitter to publicize our company and make connections to our site.

We will intend to continue our marketing efforts during the life of our operations. We intend to spend from $300 to $3,000 on marketing efforts during the first year, depending on the amount of investments raised as a result of our offering. There is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Description of property

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us its own premises at no charge. He will not take any fee for these premises.

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

We currently have no employees, other than our sole officer and director Suneetha Nandana Silva Sudusinghe.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month ended November 30, 2016:

Revenue and cost of goods sold

For the three and six month periods ended November 30, 2016 the Company generated total revenue of $3,800 and $5,100 from selling products to the customer. The cost of goods sold for the three and six month periods ended November 30, 2016 was $1,011 and $1,485, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three and six month period ended November 30, 2016, were $221 and $7,661. The operating expenses for the three month period ended November 30, 2016 included bank charges of $123 and a depreciation expense of $98. The operating expenses for the six month period ended November 30, 2016 included bank charges of $366, depreciation expense of $195, legal fees of $700 and audit fees of $6,400.

Net Loss

The net income/loss for the three and six month period ended November 30, 2016 was income $2,568 and loss $4,046 accordingly.

Liquidity and Capital Resources and Cash Requirements

At November 30, 2016, the Company had cash of $10,296 ($1,065 as of May 31, 2016). Furthermore, the Company had a working capital profit of $5,326 (deficit of $353 as of May 31, 2016). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the six month period ended November 30, 2016, the Company used $6,299 of cash in operating activities due to its net loss and increase in prepaid expenses of $1,423, increase in inventory of $745; decrease in accounts payable of $280 and depreciation of $195.

During the six month period ended November 30, 2016 the Company used no cash in investing activities.

During the six month period ended November 30, 2016, the Company generated $15,530 of cash in financing activities.

To achieve our business plan goals we are attempting to raise money from this offering. We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this Registration Statement, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Suneetha Nandana Silva Sudusinghe, has concluded a verbal agreement with the Geant Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business. If 25% of shares are sold for the gross proceeds of $20,000 it will likely allow us to operate for at least one year and have the capital resources required covering the material costs with becoming a publicly reporting company.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of November 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at November 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the six months ended November 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended November 30, 2016.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on December 21, 2016

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)