Form 10-Q
period 2017-03-27
Geant Corp.
filed 2017-03-27
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2017

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

Yes [ ] No [X]

As of March 27, 2017 there were 2,855,000 shares outstanding of the registrant’s common stock.

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

The accompanying interim condensed financial statements of Geant Corp. (the “Company”) should be read in conjunction with the S-1 that was filed with the United States Securities and Exchange Commission (the “SEC”) on October 12, 2016. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GEANT CORP.

BALANCE SHEET

ASSETS	February 28, 2017 (Unaudited)	May 31, 2016 (Audited)
Current Assets
Cash and cash equivalents Inventory	$9,062 2,707	1,065 1,962
Prepaid expenses	1,183	-
Total Current Assets	$12,952	3,027

Fixed Assets
Equipment, net	20,566	1,920
Total Fixed Assets	$20,566	1,920

Total Assets	$33,518	4,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	280
Related-party loan	9,100	3,100
Total Current Liabilities	$9,100	3,380

Total Liabilities	$9,100	3,380

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,765,000 and 2,000,000 shares issued and outstanding	2,765	2,000
Additional paid in capital	29,845	-
Accumulated deficit	(8,192)	(433)
Total Stockholder’s Equity	$24,418	1,567

Total Liabilities and Stockholder’s Equity	$33,518	4,947

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENT OF OPERATIONS

 (UNAUDITED)

	For the three months ended February 28, 2017	For the nine months ended February 28, 2017

REVENUES	$-	5,100
Cost of Goods Sold	-	1,485
Gross Profit	-	3,615

OPERATING EXPENSES
General and Administrative Expenses	3,714	11,374
TOTAL OPERATING EXPENSES	(3,714)	(11,374)

NET INCOME (LOSS) FROM OPERATIONS	(3,714)	(7,759)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(3,714)	(7,759)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,653,556	2,214,672

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

For the nine months ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,759)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	919
Increase in Prepaid expenses	(1,183)
Increase in Inventory	(745)
Decrease in Accounts Payable	(280)
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(19,565)
CASH FLOWS USED IN INVESTING ACTIVITIES	(19,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,610
Loans	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	36,610

NET INCREASE IN CASH	7,997

Cash, beginning of period	1,065

Cash, end of period	$9,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of February 28, 2017.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,062 of cash as of February 28, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,183 of prepaid rent as of February 28, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,707 in inventory as of February 28, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment (beater machine, stainless steel drum, plastic barrel drums) is five years and industrial water filter is seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition” ("ASC-605"), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – EQUIPMENT

	February 28, 2017	May 31, 2016
Equipment	$21,517	1,953
Depreciation	$(951)	(33)
Net equipment	$20,566	1,920

For the three and nine months ended February 28, 2017 we recognized a depreciation expense in the amount of $724 and $919 accordingly.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company has signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers. The rent expense for the three and nine months ended February 28, 2017 are $240 and $240 accordingly.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000.

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

As of February 28, 2017, our sole director has loaned to the Company $9,100. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $9,100 as of February 28, 2017 and $3,100 as of May 31, 2016.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 22, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In November 2016, the Company issued 240,000 shares of common stock for cash proceeds of $9,530 at $0.04 per share.

In December 2016, the Company issued 405,000 shares of common stock for cash proceeds of $16,280 at $0.04 per share.

In January 2017, the Company issued 120,000 shares of common stock for cash proceeds of $4,800 at $0.04 per share.

There were 2,765,000 shares of common stock issued and outstanding as of February 28, 2017.

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 28, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at February 28, 2017 was $2,786. The net change in valuation allowance during the nine months ended February 28, 2017 was $2,639. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2017.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $8,193 at February 28, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Nine months ended February 28, 2017	From February 26, 2016 (Inception) to May 31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(7,760)	(433)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(7,760)	(433)
Valuation allowance	$7,760	433
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended February 28, 2017 as follows:

	Nine months ended February 28, 2017	From February 26, 2016 (Inception) to May 31, 2016
Computed "expected" tax expense (benefit)	$(2,639)	(147)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$2,639	147
Actual tax expense (benefit)	$-	-

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements, other than additional issuance of 90,000 shares of common stock for cash proceeds of $3,600 at $0.04 per share to our shareholders, less $15 of bank charge.

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

The total estimated minimum amount of funds required to develop our business is approximately $20,000. We need funds for offering costs, general administrative expenses, production equipment purchase, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We have generated limited revenues from operations to date.

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

Potential Customers

Our President and Director, Suneetha Nandana Silva Sudusinghe, will showcase our item and arrange with potential clients and wholesale purchasers. We expect to create and keep up a database of potential corporate customers who might be keen on our items. We will catch up with these customers intermittently and offer them free samples, presentations and uncommon rebates now and again.

Two fundamental classifications of our customers are:

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

Competition

We know that there are a number of obstacles to entering the market of dung paper items and the competition is rather high. There are several companies that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. Howbeit, we arranged on a wholesale exchange, for the most part, so we will have capacity to offer our item for extensive organizations in huge amount. So our item is more extensive, and quality is better, ways to deal with business are more flexible.

One of our biggest competitive advantages is that our item is raw material for different companies. So we would have a major measure of delivering item at the brief timeframe.

Some of the factors that may affect our business are as follows:

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

We will intend to continue our marketing efforts during the life of our operations. We intend to spend from $300 to $3,000 on marketing efforts during the first year. There is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Description of property

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises at no charge. He will not take any fee for these premises.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month ended February 28, 2017:

Revenue and cost of goods sold

For the three and nine month periods ended February 28, 2017 the Company generated total revenue of $0 and $5,100 from selling products to the customer. The cost of goods sold for the three and nine month periods ended February 28, 2017 was $0 and $1,485, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three and nine month period ended February 28, 2017, were $3,714 and $11,374. The operating expenses for the three month period ended February 28, 2017 included bank charges of $450; depreciation expense of $724; audit fees of $2,300; rent expense of $240. The operating expenses for the nine month period ended February 28, 2017 included bank charges of $815; depreciation expense of $919; legal fees of $700; audit fees of $8,700; rent expense of $240.

Net Loss

The net loss for the three and nine month period ended February 28, 2017 was $3,714 and $7,759 accordingly.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2017, the Company had cash of $9,062 ($1,065 as of May 31, 2016). Furthermore, the Company had a working capital profit of $3,852 (deficit of $353 as of May 31, 2016). The increase in working capital is attributed to sale of stock.

During the nine month period ended February 28, 2017, the Company used $9,048 of cash in operating activities due to its net loss and increase in prepaid expenses of $1,183, increase in inventory of $745; decrease in accounts payable of $280 and depreciation of $919.

During the nine month period ended February 28, 2017 the Company used $19,565 of cash in investing activities.

During the nine month period ended February 28, 2017, the Company generated $36,610 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Suneetha Nandana Silva Sudusinghe, has concluded a verbal agreement with the Geant Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of February 28, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at February 28, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on March 27, 2017.

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)