Form 10-K
period 2017-05-31
Geant Corp.
filed 2017-08-18
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-213009

GEANT CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	2600	38-3993849
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Kiranthidiya road 114, Beruwala, Sri Lanka, 12070

Phone: +17027510467

E-mail: office@geantcorp.com

(Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,855,000 common shares issued and outstanding as of August 15, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

 Marketing

Our sole director and chief executive officer, Suneetha Nandana Silva Sudusinghe, will be in charge of promoting of our company and our high quality dung paper. We intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We will utilize numerous Internet showcasing instruments to direct activity to our site and distinguish potential clients. As of the date of this prospectus we have already purchased a website (www.geantcorp.com) and plan to develop it. We already have some description of our item, the procedure of production and incorporate some broad data and pictures of items companies can make from our paper.

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

Description of property

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises at no charge. He will not take any fee for these premises. This premise is used for production of the goods.

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers. The rent payment is $120 per month. As of May 31, 2017 we have $600 of rent expense.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of May 31, 2017, the 2,855,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 22, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

Purchase of our Equity Securities by Officers and Directors

On April 22, 2016, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Suneetha Nandana Silva Sudusinghe, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended May 31, 2017 and 2016:

Revenue and cost of goods sold

For the year ended May 31, 2017 the Company generated total revenue of $14,192 from selling products to the customer. The cost of goods sold for the year ended May 31, 2017 was $3,898, which represent the cost of raw materials.

For the year ended May 31, 2016 the Company generated no revenue.

Operating expenses

Total operating expenses for the year ended May 31, 2017 were $36,966. The operating expenses for the year ended May 31, 2017 included advertising expense of $11,970; bank charges of $1,111; depreciation expense of $2,588; legal fees of $3,200; audit fees of $11,000; office supplies of $1,577; professional fees of $4,920; rent expense of $600.

Total operating expenses for the year ended May 31, 2016 were $433. The operating expenses for the year ended May 31, 2016 included website expense of $280; bank charges of $120; depreciation expense of $33.

Net Loss

The net loss for the year ended May 31, 2017 and 2016 was $26,672 and $433.

Liquidity and Capital Resources and Cash Requirements

At year ended May 31, 2017, the Company had cash of $6,185 ($1,065 as of May 31, 2016). Furthermore, the Company had a working capital deficit of $13,095 (deficit of $353 as of May 31, 2016).

During the year ended May 31, 2017, the Company used $32,221 of cash in operating activities due to its net loss and increase in prepaid expenses of $823, increase in inventory of $7,034; decrease in accounts payable of $280 and depreciation of $2,588.

During the year ended May 31, 2016, the Company used $2,082 of cash in operating activities due to its net loss and increase in inventory of $1,962; increase in accounts payable of $280 and depreciation of $33.

During the year ended May 31, 2017 the Company used $22,852 of cash in investing activities, spent on purchase of equipment.

During the year ended May 31, 2016 the Company used $1,953 of cash in investing activities, spent on purchase of equipment.

During the year ended May 31, 2017, the Company generated $60,195 of cash in financing activities, came from loan from director and shares purchase.

During the year ended May 31, 2016, the Company generated $5,100 of cash in financing activities, came from loan from director and shares purchase.

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

Related Party Transactions

It was signed loan agreement between Geant Corp. and the director of the Company Suneetha Nandana Silva Sudusinghe. Director has agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; director agrees to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amount of Director’s loan accordingly to the sequence of loans; director will be repaid from revenues of the Company, when it starts earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand;

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GEANT CORP.

FINANCIAL STATEMENTS

Year Ended May 31, 2017 and Period From February 26, 2016 (inception) to May 31, 2016

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and

Stockholder of Geant Corp.

I have reviewed the condensed balance sheet of Geant Corp. (A Development Stage Company) as of August 31, 2016, and the related condensed statements of operations for the three month ended August 31, 2016, and condensed statements of cash flows for the three month period then ended. These financial statements are the responsibility of the company’s management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Geant Corp. (A Development Stage Company) as of May 31, 2016, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated July 15, 2016, I expressed an unqualified opinion with an emphasis of matter paragraph outlining my substantial doubt about the company’s ability to continue as a going concern on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/S/ George Stewart

Seattle, Washington

September 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GEANT Corp.

We have audited the accompanying balance sheet of GEANT Corp. as of May 31, 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for year ended May 31, 2017. GEANT Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GEANT Corp. as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC
Spokane, WA
August 17, 2017

GEANT CORP.

BALANCE SHEETS

ASSETS	May 31, 2017	May 31, 2016
Current Assets
Cash and cash equivalents Inventory	$6,187 8,996	1,065 1,962
Prepaid expenses	823	-
Total Current Assets	$16,006	3,027

Fixed Assets
Equipment, net	22,184	1,920
Total Fixed Assets	$22,184	1,920

Total Assets	$38,190	4,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	280
Related-party loan	29,100	3,100
Total Current Liabilities	$29,100	3,380

Total Liabilities	$29,100	3,380

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,855,000 and 2,000,000 shares issued and outstanding	2,855	2,000
Additional paid in capital	33,340	-
Accumulated deficit	(27,105)	(433)
Total Stockholder’s Equity	$9,090	1,567

Total Liabilities and Stockholder’s Equity	$38,190	4,947

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF OPERATIONS

	Year ended May 31, 2017	From February 26, 2016 (Inception) to May 31, 2016

REVENUES	$14,192	-
Cost of Goods Sold	3,898	-
Gross Profit	10,294	-

OPERATING EXPENSES
General and Administrative Expenses	3,288	400
Depreciation Expenses	2,588	33
Advertising & Market expense	11,970	-
Professional fees	19,120	-
TOTAL OPERATING EXPENSES	(36,966)	(433)

NET INCOME (LOSS) FROM OPERATIONS	(26,672)	(433)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(26,672)	(433)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,353,005	219,178

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 26, 2016 (inception) to May 31, 2017

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 26, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 22, 2016	2,000,000	2,000	-	-	2,000

Net income (loss) for the period ended May 31, 2016	-	-	-	(433)	(433)

Balance, May 31, 2016	2,000,000	$2,000	$-	$(433)	$1,567

Shares issued	855,000	855	33,340	-	34,195

Net income (loss) for the period ended May 31, 2017	-	-	-	(26,672)	(26,672)

Balance, May 31, 2017	2,855,000	$ 2, 855	$33,340	$(27,105)	$9,090

The accompanying notes are an integral part of these statements. GEANT CORP.

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2017	From February 26, 2016 (Inception) to May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,672)	$(433)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,588	33
Increase in Prepaid expenses	(823)	-
Increase in Inventory	(7,034)	(1,962)
Decrease in Accounts Payable	(280)	280
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,221)	(2,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(22,852)	(1,953)
CASH FLOWS USED IN INVESTING ACTIVITIES	(22,852)	(1,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	34,195	2,000
Loans	26,000	3,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	60,195	5,100

NET INCREASE IN CASH	5,122	1,065

Cash, beginning of period	1,065	-

Cash, end of period	$6,187	$1,065

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of May 31, 2017.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,186 and $1,065 of cash as of May 31, 2017 and 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $823 of prepaid rent as of May 31, 2017 and $0 of prepaid expenses as of May 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $8,996 and $1,962 in inventory as of May 31, 2017 and 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment is five years and industrial water filter is seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2017 and 2016, there were no were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – EQUIPMENT

	May 31, 2017	May 31, 2016
Equipment	$24,805	1,953
Depreciation	$(2,621)	(33)
Net equipment	$22,184	1,920

For the year ended May 31, 2017and May 31, 2016 we recognized depreciation expense in the amount of $2,588 and $33 accordingly.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company has signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers. The rent expense for the year ended May 31, 2017 was $600.

Term of lease	Price per month	Q-ty months	Discount	Total amount of commitments
January 1, 2017 – December 31, 2017	$120	12	$17	$1,423

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

As of May 31, 2017, our sole director has loaned to the Company $29,100. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $29,100 as of May 31, 2017 and $3,100 as of May 31, 2016.

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

In March 2017, the Company issued 90,000 shares of common stock for cash proceeds of $3,585 at $0.04 per share.

There were 2,855,000 shares of common stock issued and outstanding as of May 31, 2017.

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2017 was $9,215. The net change in valuation allowance during the year ended May 31, 2017 was $9,068. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2017 and 2016.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $27,105 at May 31, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of May 31, 2017	From February 26, 2016 (Inception) to May 31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(27,105)	(433)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(9,215)	(147)
Valuation allowance	$9,215	147
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended May 31, 2017 as follows:

	Year ended May 31, 2017	From February 26, 2016 (Inception) to May 31, 2016
Computed "expected" tax expense (benefit)	$(9,068)	(147)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$9,068	147
Actual tax expense (benefit)	$-	-

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were issued, August __, 2017, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There was a change in auditors from George Stewart, CPA to FRUCI & ASSOCIATES II, PLLC in November 2016. The change was made due to retirement of George Stewart, with no disagreements between the parties.

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of May 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at May 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Suneetha Nandana Silva Sudusinghe	47	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.
At Galle Road 93 Moragalla, Beruwala, 80000

Mr. Sudusinghe has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on February 26, 2016.  Mr. Sudusinghe owns 70% of the outstanding shares of our common stock. For the past five years he has been a business administrator and then a head administrator at Reschen Tex LTD (textile company), were he was working as part of a team and supporting the office administrator, he was responsible for the day-to-day tasks and administrative duties of the office including covering the reception area and as head administrator he was responsible for providing an efficient and professional administrative and clerical service to colleagues, managers and supervisors to facilitate the efficient operation of the office. Mr. Sudusinghe was employed at Reschen Tex LTD as administrator in period from March 2009 to September 2012, and as head administrator in period from October 2012 to September 2015.

Mr. Sudusinghe intends to devote close to 75% of his time to planning and organizing activities of Geant Corp.

In the past ten years, Mr. Sudusinghe has not been the subject to any of the following events:

1.       Any bankruptcy petition filed by or against any business of which Mr. Sudusinghe was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.       Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.       An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sudusinghe’s involvement in any type of business, securities or banking activities.

4.       Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.       Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.       Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.       Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                             i.            Any Federal or State securities or commodities law or regulation; or

                                ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                              iii.            Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.       Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

The director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until his resignation appoints our officer.

Director Independence

Our board of directors is currently composed of one member, Suneetha Nandana Silva Sudusinghe, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended May 31, 2017 and 2016 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

We have no work concurrences with our sole officer and executive. We do not examine going into any occupation understandings until such time as we start gainful operations. Mr. Sudusinghe will not be repaid after the offering and preceding beneficial operations. There is no affirmation that we will ever produce extra incomes from our operations.

The pay examined in this delivers all remuneration recompensed to, earned by, or paid to our named official officers.

There are no other investment opportunity arranges, retirement, annuity, or benefit sharing arrangements for the advantage of our officers and chiefs other than as portrayed in this.

Compensation of Directors

The individual from our top managerial staff is not made up for his administrations as a chief. The board has not actualized an arrangement to honor alternatives to any executives. There are no legally binding plans with any individual from the governing body. We have no executive’s administration contracts.

  DIRECTOR’S COMPENSATION TABLE

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Suneetha Sudusinghe	2017	0	0	0	0	0	0	0
Suneetha Sudusinghe	2016	0	0	0	0	0	0	0

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Suneetha Sudusinghe	2,000,000	70.05%
.

Item 13. Certain Relationships and Related Transactions

A total of 2,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

 There is no public trading market for our common stock. To be quoted on the OTCBB a market maker must file an application on our behalf to make a market for our common stock. As of the date of this report, we have not engaged a market maker to file such an application; hence there is no guarantee that a market marker will file an application on our behalf. Even if an application is filed, there is no guarantee that we will be accepted for quotation. Our stock may become quoted, rather than traded, on the OTCBB.

There are no outstanding options or warrants to purchase, or securities convertible into our common stock. There is 31 holder of record for our common stock.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2017 and 2016, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2016 financial statements and for the reviews of our financial statements for the quarters ended August 31, 2016, November 30, 2016, and February 28, 2017.

During the fiscal years ended May 31, 2017 and 2016 we incurred no tax related fees and $0 in all other fees.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on August 18, 2017.

GEANT CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)