Form 10-Q
period 2017-08-31
Geant Corp.
filed 2017-09-26
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2017

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of September 20, 2017 there were 2,855,000 shares outstanding of the registrant’s common stock.

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

The accompanying interim condensed financial statements of Geant Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on August 18, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GEANT CORP.

BALANCE SHEETS

ASSETS	August 31, 2017 (Unaudited)	May 31, 2017 (Audited)
Current Assets
Cash and cash equivalents Inventory	$6,187 8,996	6,187 8,996
Prepaid expenses	463	823
Total Current Assets	$15,646	16,006

Fixed Assets
Equipment, net	20,460	22,184
Total Fixed Assets	$20,460	22,184

Total Assets	$36,106	38,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	4,000	-
Related-party loan	29,100	29,100
Total Current Liabilities	$33,100	29,100

Total Liabilities	$33,100	29,100

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,855,000 and 2,855,000 shares issued and outstanding as of August 31, 2017 and May 31, 2017 respectively	2,855	2,855
Additional paid in capital	33,340	33,340
Accumulated deficit	(33,189)	(27,105)
Total Stockholder’s Equity	$3,006	9,090

Total Liabilities and Stockholder’s Equity	$36,106	38,190

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended August 31, 2017	For the three months ended August 31, 2016

REVENUES	$-	1,300
Cost of Goods Sold	-	474
Gross Profit	-	826

OPERATING EXPENSES
General and Administrative Expenses	360	7,440
Professional fees	4,000	-
Depreciation	1,724	-
TOTAL OPERATING EXPENSES	(6,084)	(7,440)

NET INCOME (LOSS) FROM OPERATIONS	(6,084)	(6,614)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(6,084)	(6,614)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,855,000	2,000,000

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the three months ended August 31, 2017	For the three months ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,084)	$(6,614)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,724	97
Increase in Inventory	-	(456)
Decrease in Prepaid expenses	360	-
Increase in Accounts Payable	4,000	2,020
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(4,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	-	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,000

NET INCREASE IN CASH	-	1,047

Cash, beginning of period	6,187	1,065

Cash, end of period	$6,187	$2,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had limited revenues as of August 31, 2017.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,187 of cash as of August 31, 2017 and $6,187 as of May 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $463 of prepaid rent as of August 31, 2017 and $823 as of May 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $8,996 in inventory as of August 31, 2017 and $8,996 as of May 31, 2017.

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

AUGUST 31, 2017

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – EQUIPMENT

	August 31, 2017	May 31, 2017
Equipment	$16,451	16,451
Leasehold improvements	$8,354	8,354
Depreciation	$(4,345)	(2,621)
Net equipment	$20,460	22,184

For the three months ended August 31, 2017 and 2016 we recognized a depreciation expense in the amount of $1,724 and $97 respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company has signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers. The rent expense for the three months ended August 31, 2017 and 2016 was $360 and $0 respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $29,100 as of August 31, 2017 and $29,100 as of May 31, 2017.

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

There were 2,855,000 shares of common stock issued and outstanding as of August 31, 2017 and 2,855,000 as of May 31, 2017.

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2017 was $11,284. The net change in valuation allowance during the three months ended August 31, 2017 was $2,068. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2017 and 2016.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $33,189 at August 31, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of August 31, 2017	As of May 31, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(33,189)	(27,105)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(11,284)	(9,215)
Valuation allowance	$11,284	9,215
Net deferred tax assets	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2017 to September 26, 2017, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the three months ended August 31, 2017 and 2016 we have $360 and $0 of rent expense respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month ended August 31, 2017 and 2016:

Revenue and cost of goods sold

For the three month period ended August 31, 2017 and 2016 the Company generated $0 and $1,300 revenue from selling products to the customers.

Operating expenses

Total operating expenses for the three month period ended August 31, 2017 and 2016 were $6,084 and $7,440. The operating expenses for the three month period ended August 31, 2017 included depreciation expense of $1,724; audit fees of $4,000; rent expense of $360.

Net Loss

The net loss for the three month period ended August 31, 2017 and 2016 was $6,084 and $6,614.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2017, the Company had cash of $6,187 ($6,187 as of May 31, 2017). Furthermore, the Company had a working capital deficit of $17,454 (deficit of $13,094 as of May 31, 2017).

During the three month period ended August 31, 2016, the Company used $4,953 of cash in operating activities due to its net loss and increase in inventory of $456; increase in accounts payable of $2,020 and depreciation of $97.

During the three month period ended August 31, 2016 the Company used no cash in investing activities.

During the three month period ended August 31, 2016, the Company generated $6,000 of cash in financing activities.

During the three month period ended August 31, 2017, the Company used $0 of cash in operating activities due to its net loss and decrease in prepaid expenses of $360; increase in accounts payable of $4,000 and depreciation of $1,724.

During the three month period ended August 31, 2017 the Company used no cash in investing activities.

During the three month period ended August 31, 2017, the Company generated no cash in financing activities.

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

Related party transaction

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $29,100 as of August 31, 2017 and $29,100 as of May 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of August 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at August 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on September 26, 2017.

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)