Form 10-Q
period 2018-02-28
Geant Corp.
filed 2018-04-06
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2018

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

Yes [ ] No [X]

As of April 6, 2018 there were 2,855,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of Geant Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The accompanying interim financial statements of Geant Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on August 18, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GEANT CORP.

BALANCE SHEETS

ASSETS	February 28, 2018 (Unaudited)	May 31, 2017 (Audited)
Current Assets
Cash and cash equivalents Inventory	$6,186 6,693	$ 6,187 8,996
Prepaid expenses	-	823
Total Current Assets	12,879	16,006

Fixed Assets
Equipment, net	17,014	22,184
Total Fixed Assets	17,014	22,184

Total Assets	$29,893	$ 38,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related-party loan	$31,400	$ 29,100
Accounts Payable	240	-
Total Current Liabilities	31,640	29,100

Total Liabilities	31,640	29,100

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,855,000 and 2,855,000 shares issued and outstanding as of February 28, 2018 and May 31, 2017 respectively	2,855	2,855
Additional paid in capital	33,340	33,340
Accumulated deficit	(37,942)	(27,105)
Total Stockholder’s Equity	(1,747)	9,090

Total Liabilities and Stockholder’s Equity	$29,893	$ 38,190

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended February 28, 2018	For the three months ended February 28, 2017	For the nine months ended February 28, 2018	For the nine months ended February 28, 2017

REVENUES	$-	$ -	$ 6,500	$ 5,100
Cost of Goods Sold	-	-	2,303	1,485
Gross Profit	-	-	4,197	3,615

OPERATING EXPENSES
General and Administrative Expenses	496	3,714	1,263	11,374
Professional fees	2,300	-	8,600	-
Depreciation	1,724	-	5,171	-
TOTAL OPERATING EXPENSES	(4,520)	(3,714)	(15,034)	(11,374)

NET INCOME (LOSS) FROM OPERATIONS	(4,520)	(3,714)	(10,837)	(7,759)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(4,520)	$ (3,714)	$ (10,837)	$ (7,759)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,855,000	2,653,556	2,855,000	2,214,672

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the nine months ended February 28, 2018	For the nine months ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,837)	$ (7,759)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,171	919
Inventory	2,303	(745)
Prepaid expenses	823	(1,183)
Accounts Payable	240	(280)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,300)	(9,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(19,565)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(19,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	30,610
Loans	2,300	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,300	36,610

NET INCREASE IN CASH	-	7,997

Cash, beginning of period	6,186	1,065

Cash, end of period	$ 6,186	$ 9,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had limited revenues as of February 28, 2018.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $6,186 of cash as of February 28, 2018 and $6,186 as of May 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of February 28, 2018 and $823 as of May 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,693 in raw material inventory as of February 28, 2018 and $8,996 as of May 31, 2017.

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

FEBRUARY 28, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2018 and 2017 there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – EQUIPMENT

	February 28, 2018	May 31, 2017
Equipment	$16,451	16,451
Leasehold improvements	$8,354	8,354
Accumulated Depreciation	$(7,791)	(2,621)
Net equipment	$17,014	22,184

For the nine months ended February 28, 2018 and 2017 we recognized a depreciation expense in the amount of $5,171 and $919 respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is  used for the production of goods.

On  September 28, 2016 the Company has signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018, which was extended till January 01, 2019. The terms stayed the same. These premises will be used as  representative office for the customers. The rent expense for the nine months ended February 28, 2018 and 2017 was $1,063 and $240 respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000.  The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $31,400 as of February 28, 2018 and $29,100 as of May 31, 2017.

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

There were 2,855,000 shares of common stock issued and outstanding as of February 28, 2018 and 2,855,000 as of May 31, 2017.

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 28, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at February 28, 2018 was $7,968. The net change in valuation allowance during the nine months ended  February 28, 2018 was $2,276. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2018 and 2017.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $37,942 at February 28, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of February 28, 2018	As of May 31, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(37,942)	(27,105)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(7,968)	(9,215)
Valuation allowance	$7,968	9,215
Net deferred tax assets	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2018 to April 6, 2018, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Geant Corp. has the ability to product handmade dung paper for making such original items as, for example:

•         Bags

•         Frames

•         Photo Albums

•         Notebooks

•         Stationery

•         Cards

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

Two fundamental classifications of our customers are:

•         Wholesale exchange; speaking to expansive organizations, which are assembling diverse stationery items. It is preference for them to purchase fit dung paper instead of making it themselves. Furthermore they have an opportunity to concentrate on the manufacturing process of stationery items.

•         Corporate customers, speaking to extensive, medium and little scale organizations, different affiliations and so on. This is a somewhat generous fragment of the business sector, which develops and routinely creates interest for different corporate blessings, gifts; things that advance brand mindfulness and so on.

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

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. The Company extended the lease agreement for one more year. The terms stayed the same. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the nine months ended February 28, 2018 and 2017 we have $1,063 and $240 of rent expense respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month ended February 28, 2018 and 2017:

Revenue and cost of goods sold

For the three month period ended February 28, 2018 and 2017 the Company generated no revenue from selling products to the customers.

For the nine month period ended February 28, 2018 and 2017 the Company generated $6,500 and $5,100 revenue from selling products to the customers.

Operating expenses

Total operating expenses for the three month period ended February 28, 2018 and 2017 were $4,520 and $3,714. The operating expenses for the three month period ended February 28, 2018 included bank service charges of $153; depreciation expense of $1,724; audit fees of $2,300; rent expense of $343.

Total operating expenses for the nine month period ended February 28, 2018 and 2017 were $15,034 and $11,374. The operating expenses for the nine month period ended February 28, 2018 included bank service charges of $200; depreciation expense of $5,171; audit fees of $8,600; rent expense of $1,063.

Net Loss

The net loss for the three month period ended February 28, 2018 and 2017 was $4,520 and $3,714.

The net loss for the nine month period ended February 28, 2018 and 2017 was $10,837 and $7,759.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2018, the Company had cash of $6,186 ($6,187 as of May 31, 2017). Furthermore, the Company had a working capital deficit of $18,761 (deficit of $13,094 as of May 31, 2017).

During the nine month period ended February 28, 2018, the Company used $2,300 of cash in operating activities due to its net loss and decrease in inventory of $2,303; decrease in prepaid expenses of $823; increase in accounts payable of $240 and depreciation of $5,171.

During the nine month period ended February 28, 2018 the Company used no cash in investing activities.

During the nine month period ended February 28, 2018, the Company generated $2,300 cash in financing activities.

During the nine month period ended February 28, 2017, the Company used $9,048 of cash in operating activities due to its net loss and increase in inventory of $745; increase in prepaid expenses of $1,183; decrease in accounts payable of $280 and depreciation of $919.

During the nine month period ended February 28, 2017 the Company used $19,565 cash in investing activities.

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

Related party transaction

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. in the amount of $50,000. The related party loan to the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $31,400 as of February 28, 2018 and $29,100 as of May 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of February 28, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.      We did not implement appropriate information technology controls – As at February 28, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on April 6, 2018.

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)