Form 10-K
period 2018-05-31
Geant Corp.
filed 2018-07-27
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,855,000 common shares issued and outstanding as of July 20, 2018.

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

Two fundamental classifications of our customers are:

•       Wholesale exchange; speaking to expansive organizations, which are assembling diverse stationery items. It is their preference to purchase fit dung paper instead of making it themselves. Furthermore they have an opportunity to concentrate on the manufacturing process of stationery items.

•       Corporate customers, speaking to extensive, medium and little scale organizations, different affiliations and so on. This is a somewhat generous fragment of the business sector, which develops and routinely creates interest for different corporate blessings, gifts; things that advance brand mindfulness and so on.

Competition

We know that there are a number of obstacles to entering the market of dung paper items and the competition is rather high. There are several companies that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. Howbeit, we arranged on a wholesale exchange, for the most part, so we will have capacity to offer our item for extensive organizations in huge amounts. So our item is more extensive, the quality is better, and our ways to deal with business are more flexible.

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

 Marketing

Our sole director and chief  executive officer, Suneetha Nandana Silva Sudusinghe, will be in charge of promoting of our company and our high quality dung paper. We intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We will utilize numerous Internet showcasing instruments to direct activity to our site and distinguish potential clients. As of the date of this prospectus we have already purchased a website (www.geantcorp.com) and plan to develop it. We already have some description of our item, the procedure of production and incorporated some broad data and pictures of items companies can make from our paper.

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

On  September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017, terminated on January 01, 2018 and was extended through Jan 1, 2019. These premises will be used as  representative office for the customers. The rent payment is $120 per month. For the year ended May 31, 2018 we have $1,423 of rent expense.

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

Number of Holders

As of May 31, 2018, the 2,855,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2018 and 2017.

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

Results of Operations for the year ended May 31, 2018 and 2017:

Revenue and cost of goods sold

For the year ended May 31, 2018 the Company generated total revenue of $6,500 from selling products to the customer. The cost of goods sold for the year ended May 31, 2018 was $2,303, which represent the cost of raw materials.

For the year ended May 31, 2017 the Company generated total revenue of $14,192 from selling products to our customers. The cost of goods sold for the year ended May 31, 2017 was $3,898, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended May 31, 2018 were $20,618. The operating expenses for the year ended May 31, 2018 included bank charges of $200; depreciation expense of $6,895; legal fees of $450; audit fees of $10,900; other professional fees of $750; rent expense of $1,423.

Total operating expenses for the year ended May 31, 2017 were $36,966. The operating expenses for the year ended May 31, 2017 included advertising expense of $11,970; bank charges of $1,111; depreciation expense of $2,588; legal fees of $3,200; audit fees of $11,000; office supplies of $1,577; other professional fees of $4,920; rent expense of $600.

Net Loss

The net loss for the year ended May 31, 2018 and 2017 was $16,421 and $26,672 respectively.

Liquidity and Capital Resources and Cash Requirements

At year ended May 31, 2018, the Company had cash of $6,187 ($6,187 as of May 31, 2017). Furthermore, the Company had a working capital deficit of $22,620 ($13,094as of May 31, 2017).

During the year ended May 31, 2018, the Company used $6,400 of cash in operating activities due to its net loss and decrease in inventory of $2,303; decrease in accounts payable of $823 and depreciation of $6,895.

During the  year ended May 31, 2017, the Company used $32,221 of cash in operating activities due to its net loss and increase in prepaid expenses of $823, increase in inventory of $7,034; decrease in accounts payable of $280 and depreciation of $2,588.

During the year ended May 31, 2018 the Company used no cash in investing activities, spent on purchase of equipment.

During the year ended May 31, 2017 the Company used $22,852 of cash in investing activities, spent on purchase of equipment.

During the year ended May 31, 2018, the Company generated $6,400 of cash in financing activities, which came from loan from director.

During the year ended May 31, 2017, the Company generated $60,195 of cash in financing activities, which came from  loan from director and shares purchase.

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

Related Party Transactions

There is a signed loan agreement between Geant Corp. and the director of the Company Suneetha Nandana Silva Sudusinghe. The Director has agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agrees to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amount of Director’s loan accordingly to the sequence of loans; director will be repaid from revenues of the Company, when it starts earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand;

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GEANT CORP.

FINANCIAL STATEMENTS

Years Ended May 31, 2018 and May 31, 2017

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEANT Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GEANT Corp. as of May 31, 2018 and 2017 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GEANT Corp. as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016

Spokane, WA

July 25, 2018

GEANT CORP.

BALANCE SHEETS

ASSETS	May 31, 2018	May 31, 2017
Current Assets
Cash and cash equivalents Inventory	$6,187 6,693	$ 6,187 8,996
Prepaid expenses	-	823
Total Current Assets	12,880	16,006

Fixed Assets
Equipment, net	15,289	22,184
Total Fixed Assets	15,289	22,184

Total Assets	$28,169	$38,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related-party loan	$35,500	$29,100
Total Current Liabilities	35,500	29,100

Total Liabilities	35,500	29,100

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,855,000 and 2,855,000 shares issued and outstanding	2,855	2,855
Additional paid in capital	33,340	33,340
Accumulated deficit	(43,526)	(27,105)
Total Stockholder’s Equity	(7,331)	9,090

Total Liabilities and Stockholder’s Equity	$28,169	$38,190

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF OPERATIONS

	Year ended May 31, 2018	Year ended May 31, 2017

REVENUES	$6,500	14,192
Cost of Goods Sold	2,303	3,898
Gross Profit	4,197	10,294

OPERATING EXPENSES
General and Administrative Expenses	1,623	3,288
Depreciation Expenses	6,895	2,588
Advertising & Market expense	-	11,970
Professional fees	12,100	19,120
TOTAL OPERATING EXPENSES	(20,618)	(36,966)

NET INCOME (LOSS) FROM OPERATIONS	(16,421)	(26,672)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(16,421)	(26,672)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,855,000	2,353,005

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from May 31, 2016 to May 31, 2018

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, May 31, 2016	2,000,000	$2,000	$-	$(433)	$1,567
Shares issued	855,000	855	33,340	-	34,195

Net loss for the period ended May 31, 2017	-	-	-	(26,672)	(26,672)

Balance, May 31, 2017	2,855,000	$ 2, 855	$33,340	$(27,105)	$9,090

Net loss for the period ended May 31, 2018	-	-	-	(16,421)	(16,421)

Balance, May 31, 2018	2,855,000	$ 2, 855	$33,340	$(43,526)	$(7,331)

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2018	Year ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,421)	$(26,672)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	6,895	2,588
Decrease/Increase in Prepaid expenses	823	(823)
Decrease/Increase in Inventory	2,303	(7,034)
Decrease in Accounts Payable	-	(280)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,400)	(32,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(22,852)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(22,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	34,195
Proceeds from Related Party Loan	6,400	26,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,400	60,195

NET INCREASE IN CASH	0	5,122

Cash, beginning of period	6,187	1,065

Cash, end of period	$6,187	$6,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of May 31, 2018.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $6,187 and $6,187 of cash as of May 31, 2018 and 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 of prepaid rent as of May 31, 2018 and  $823 of prepaid expenses as of May 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,693 and $8,996 in inventory as of May 31, 2018 and 2017.

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

MAY 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2018 and 2017, there were no were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

ASC 606, Revenue from Contracts with Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

NOTE 4 – EQUIPMENT

	May 31, 2018	May 31, 2017
Equipment	$24,805	24,805
Depreciation	$(9,516)	(2,621)
Net equipment	$15,289	22,184

For the year ended May 31, 2018 and May 31, 2017 we recognized depreciation expense in the amount of $6,895 and $2,588 accordingly.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018 and extended till January 01, 2019. These premises will be used as representative office for the customers. The rent expense for the year ended May 31, 2018 was $1,423.

Term of lease	Price per month	Q-ty months	Discount	Total amount of commitments
January 1, 2017 – December 31, 2017	$120	12	$17	$1,423
January 1, 2018 – December 31, 2018	$120	12	-	$1,440

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. for up to $50,000.  As of May 31, 2018, our sole director has loaned to the Company $35,500. The related party loan from the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $35,500 as of May 31, 2018 and $29,100 as of May 31, 2017.

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

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 7 – COMMON STOCK (CONTUNUED)

In January 2017, the Company issued 120,000 shares of common stock for cash proceeds of $4,800 at $0.04 per share.

In March 2017, the Company issued 90,000 shares of common stock for cash proceeds of $3,585 at $0.04 per share.

There were 2,855,000 shares of common stock issued and outstanding as of May 31, 2018  and May 31, 2017.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018.

The Company has no tax position at May 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2018 was $9,140. The net change in valuation allowance during the year ended  May 31, 2018 was $75. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2018 and 2017.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $43,526 at May 31, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of May 31, 2018	As of May 31, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(43,526)	(27,105)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(9,140)	(9,215)
Valuation allowance	$9,140	9,215
Net deferred tax assets	$-	-

GEANT CORP.

 NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued, July 25, 2018, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of May 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.      We did not implement appropriate information technology controls – As at May 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Suneetha Nandana Silva Sudusinghe	48	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.
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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended May 31, 2018 and 2017 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

We have no work concurrences with our sole officer and executive. We do not expect going into any occupation understandings until such time as we start gainful operations. Mr. Sudusinghe will not be repaid after the offering and preceding beneficial operations. There is no affirmation that we will ever produce extra incomes from our operations.

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

  DIRECTOR’S COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Suneetha Sudusinghe	2018	0	0	0	0	0	0	0
Suneetha Sudusinghe	2017	0	0	0	0	0	0	0

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2018 and 2017, we incurred approximately $10,900 in fees to our principal independent  accountants for professional services rendered in connection with audit and reviews for May 31, 2017, and $11,900 for May 31, 2018.

During the fiscal years ended May 31, 2018 and 2017 we incurred no audited related fees, tax related fees, and $0 in all other fees.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on July 27, 2018.

GEANT CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)