Form 10-Q
period 2018-08-31
Geant Corp.
filed 2018-09-21
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2018

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

Yes [ ] No [X]

As of September 20, 2018 there were 2,855,000 shares outstanding of the registrant’s common stock.

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

The accompanying interim financial statements of Geant Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GEANT CORP.

BALANCE SHEETS

ASSETS	August 31, 2018 (Unaudited)	May 31, 2018
Current Assets
Cash and cash equivalents Inventory	$6,187 6,693	$ 6,187 6,693
Total Current Assets	12,880	12,880

Fixed Assets
Equipment, net	13,565	15,289
Total Fixed Assets	13,565	15,289

Total Assets	$26,445	$ 28,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$5,000	$ -
Related-party loan	36,575	35,500
Total Current Liabilities	41,575	35,500

Total Liabilities	41,575	35,500

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,855,000 and 2,855,000 shares issued and outstanding	2,855	2,855
Additional paid in capital	33,340	33,340
Accumulated deficit	(51,325)	(43,526)
Total Stockholder’s Equity	(15,130)	(7,331)

Total Liabilities and Stockholder’s Equity	$26,445	$ 28,169

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended August 31, 2018	For the three months ended August 31, 2017

REVENUES	$-	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	360	360
Professional fees	5,715	4,000
Depreciation	1,724	1,724
TOTAL OPERATING EXPENSES	(7,799)	(6,084)

NET INCOME (LOSS) FROM OPERATIONS	(7,799)	(6,084)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(7,799)	$ (6,084)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,855,000	2,855,000

The accompanying notes are an integral part of these statements.

GEANT CORP.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the three months ended August 31, 2018	For the three months ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,799)	$ (6,084)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,724	1,724
Prepaid expenses	-	360
Accounts Payable	5,000	4,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,075)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	1,075	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,075	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	6,186	6,187

Cash, end of period	$ 6,186	$ 6,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these statements.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the three months ended August 31, 2018.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,187 and $6,187 of cash as of August 31, 2018 and May 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,693 and $6,693 in inventory of raw materials as of August 31, 2018 and May 31, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2018 and 2017, there were no were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – EQUIPMENT

	August 31, 2018	May 31, 2018
Equipment	$24,805	24,805
Depreciation	$(11,240)	(9,516)
Net equipment	$13,565	15,289

For the three months ended August 31, 2018 and 2017 we recognized depreciation expense in the amount of $1,724 and $1,724 accordingly.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018

(UNAUDITED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company signed a Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018 and extended till January 01, 2019. These premises will be used as representative office for the customers. The rent expense for the three months ended August 31, 2018 was $360.

Term of lease	Price per month	Q-ty months	Discount	Total amount of commitments
January 1, 2017 – December 31, 2017	$120	12	$17	$1,423
January 1, 2018 – December 31, 2018	$120	12	-	$1,440

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. for up to $50,000. As of August 31, 2018, our sole director has loaned to the Company $36,575. The related party loan from the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $36,575 as of August 31, 2018 and $35,500 as of May 31, 2018.

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were no common stock transactions for the year ended May 31, 2018 and the three months ending August 31, 2018

There were 2,855,000 shares of common stock issued and outstanding as of August 31, 2018 and May 31, 2018.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

The Company has no tax position at August 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2018 was $10,778. The net change in valuation allowance during the three months ended August 31, 2018 was $1,638. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

GEANT CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018

(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTUNUED)

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2018.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $51,325 at August 31, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of August 31, 2018	As of May 31, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(51,325)	(43,526)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(10,778)	(9,140)
Valuation allowance	$10,778	9,140
Net deferred tax assets	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were issued, September 20, 2018, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Geant Corp. has the ability to product handmade dung paper for making such original items as, for example:

·         Bags

·         Frames

·         Photo Albums

·         Notebooks

·         Stationery

·         Cards

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

Two fundamental classifications of our customers are:

·         Wholesale exchange; speaking to expansive organizations, which are assembling diverse stationery items. It is preference for them to purchase fit dung paper instead of making it themselves. Furthermore they have an opportunity to concentrate on the manufacturing process of stationery items.

·         Corporate customers, speaking to extensive, medium and little scale organizations, different affiliations and so on. This is a somewhat generous fragment of the business sector, which develops and routinely creates interest for different corporate blessings, gifts; things that advance brand mindfulness and so on.

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

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on January 01, 2018. The Company extended the lease agreement for one more year. The terms stayed the same. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the three months ended August 31, 2018 and 2017 we have $360 and $360 of rent expense respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month ended August 31, 2018 and 2017:

Revenue and cost of goods sold

For the three month period ended August 31, 2018 and 2017 the Company generated no revenue from selling products to the customers.

Operating expenses

Total operating expenses for the three month period ended August 31, 2018 and 2017 were $7,799 and $6,084. The operating expenses for the three month period ended August 31, 2018 included depreciation expense of $1,724; professional fees of $5,715; rent expense of $360.

Net Loss

The net loss for the three month period ended August 31, 2018 and 2017 was $7,799 and $6,084.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2018, the Company had cash of $6,186 ($6,187 as of May 31, 2018). Furthermore, the Company had a working capital deficit of $28,695 (deficit of $22,620 as of May 31, 2018).

During the three month period ended August 31, 2018, the Company used $1,075 of cash in operating activities due to its net loss, accounts payables of $5,000 and depreciation of $1,724.

During the three month period ended August 31, 2018 the Company used no cash in investing activities.

During the three month period ended August 31, 2018, the Company generated $1,075 cash in financing activities.

During the three month period ended August 31, 2017, the Company used no cash in operating.

During the three month period ended August 31, 2017 the Company used no cash in investing activities.

During the three month period ended August 31, 2017, the Company generated $no cash in financing activities.

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

Related party transaction

There is a signed loan agreement between Geant Corp. and the director of the Company Suneetha Nandana Silva Sudusinghe. The Director has agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agrees to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amount of Director’s loan accordingly to the sequence of loans; director will be repaid from revenues of the Company, when it starts earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As at August 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on September 21, 2018.

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)