Form 10-Q
period 2019-02-28
Geant Corp.
filed 2019-03-29
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-213009

Cannabis Suisse Corp.

(Formerly Geant Corp.)

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

Yes [ ] No [X]

As of March 28, 2019 there were 57,100,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

On January 30, 2019, our majority shareholder (holding 70% of our outstanding common stock) executed written consent approving the following corporate action (“Corporate Actions”): Approve the name change of the Company from Geant Corp. to Cannabis Suisse Corp.

On February 20, 2019, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”): Our company name was changed from Geant Corp. to Cannabis Suisse Corp. (Name Change”).

The accompanying interim financial statements of Cannabis Suisse Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The accompanying interim financial statements of Cannabis Suisse Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

BALANCE SHEETS

ASSETS	February 28, 2019 (Unaudited)	May 31, 2018
Current Assets
Cash and cash equivalents Inventory	$6,187 6,693	$ 6,187 6,693
Total Current Assets	12,880	12,880

Fixed Assets
Equipment, net	10,466	15,289
Total Fixed Assets	10,466	15,289

Total Assets	$23,346	$ 28,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related-party loan	$48,325	$ 35,500
Total Current Liabilities	48,325	35,500

Total Liabilities	48,325	35,500

Commitments & Contingencies	-	-

Stockholder’s Equity
Common stock, par value $0.001; 250,000,000 shares authorized, 57,100,000 and 57,100,000 shares issued and outstanding, respectively	57,100	57,100
Discount on common stock	(20,905)	(20,905)
Additional paid in capital	-	-
Accumulated deficit	(61,174)	(43,526)
Total Stockholder’s Equity	(24,979)	(7,331)

Total Liabilities and Stockholder’s Equity	$23,346	$ 28,169

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended February 28, 2019	For the three months ended February 28, 2018	For the nine months ended February 28, 2019	For the nine months ended February 28, 2018

REVENUES	$-	$ -	$ -	$ 6,500
Cost of Goods Sold	-	-	-	2,303
Gross Profit	-	-	-	4,197

OPERATING EXPENSES
General and Administrative Expenses	360	496	1,080	1,263
Professional fees	3,605	2,300	11,745	8,600
Depreciation	1,376	1,724	4,823	5,171
TOTAL OPERATING EXPENSES	(5,341)	(4,520)	(17,648)	(15,034)

NET INCOME (LOSS) FROM OPERATIONS	(5,341)	(4,520)	(17,648)	(10,837)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(5,341)	$ (4,520)	$ (17,648)	$ (10,837)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	57,100,000	57,100,000	57,100,000	57,100,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the nine months ended February 28, 2019

	Common Stock		Discount on common stock	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, May 31, 2017	57,100,000	$ 57,100	$ (20,905)	$ (27,105)	$ 9,090
Shares issued	-	-	-	-	-

Net loss nine months ended February 28, 2018	-	-	-	(10,837)	(10,837)

Balance, February 28, 2018	57,100,000	$ 57,100	$ (20,905)	$ (37,942)	$ (1,747)
Balance, May 31, 2018	57,100,000	$ 57,100	$ (20,905)	$ (43,526)	$ (7,331)
Shares issued	-	-	-	-	-

Net loss nine months ended February 28, 2019	-	-	-	(17,648)	(17,648)

Balance, February 28, 2019	57,100,000	$ 57,100	$ (20,905)	$ (61,174)	$ (24,979)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the nine months ended February 28, 2019	For the nine months ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (17,648)	$ (10,837)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,063	5,171
Change in Inventory	-	2,303
Change in Prepaid expenses	-	823
Change in Accounts Payable	(240)	240
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,825)	(2,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party	12,825	2,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,825	2,300

NET INCREASE IN CASH	-	-

Cash, beginning of period	6,187	6,187

Cash, end of period	$ 6,187	$ 6,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

On February 20, 2019, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”): Our company name was changed from Geant Corp. to Cannabis Suisse Corp. (“Name Change”).

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the nine months ended February 28, 2019.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,187 and $6,187 of cash as of February 28, 2019 and May 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,693 and $6,693 in inventory of raw materials as of February 28, 2019 and May 31, 2018.

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

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – EQUIPMENT

	February 28, 2019	May 31, 2018
Equipment	$24,805	24,805
Accumulated Depreciation	$(14,339)	(9,516)
Net equipment	$10,466	15,289

For the nine months ended February 28, 2019 and 2018 we recognized depreciation expense in the amount of $4,823 and $5,171 accordingly.

CANNABIS SUISSE CORP.

 (Formerly Geant Corp.)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

On September 28, 2016 the Company signed a Rent office agreement, beginning on January 1, 2017 and extended till July 01, 2019. These premises will be used as representative office for the customers. The rent expense for the nine months ended February 28, 2019 and 2018 was $1,080 and $1,063 respectively.

Term of lease	Price per month	Q-ty months	Discount	Total amount of commitments
January 1, 2019 – June 30, 2019	$120	6	-	$720

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is utilizing and will continue to utilize funds from our sole officer and director who has verbally agreed to provide an interest-free loan as indicated by a verbal agreement finished up between Mr.Sudusinghe and Geant Corp. for up to $50,000. As of February 28, 2019, our sole director has loaned to the Company $48,325. The related party loan from the sole member of the board and president of the company is unsecured, interest free and due on demand. The balance due to the director and president of the company was $48,325 as of February 28, 2019 and $35,500 as of May 31, 2018.

Our sole officer and director, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises for free. He won’t take any fee for these premises. It is used for the production of goods.

NOTE 7 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

On February 20, 2019, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

Our authorized shares of common stock, $0.001 par value, was increased from 75,000,000 to 250,000,000.

We effected a forward split of our outstanding common stock, $0.001 par value, on a one (1) for twenty (20) basis (“Forward Stock Split”). All share figures have been retroactively restated to reflect the stock split.

There were 57,100,000 and 57,100,000 shares of common stock issued and outstanding as of February 28, 2019 and May 31, 2018.

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

The Company has no tax position at February 28, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 28, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTUNUED)

The valuation allowance at February 28, 2019 was $12,847. The net change in valuation allowance during the nine months ended February 28, 2019 was $3,706. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2019.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $61,174 at February 28, 2019, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of February 28, 2019	As of May 31, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(61,174)	(43,526)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(12,847)	(9,140)
Valuation allowance	$12,847	9,140
Net deferred tax assets	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were issued, March 29, 2019, and has determined that it does not have any other material subsequent events to disclose in these financial statements, other than remove of Suneetha Nandana Silva Sudusinghe from the position of Secretary and appointment of Cecilia Jensen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Cannabis Suisse Corp. (Formerly Geant Corp.)  (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Product Overview

Cannabis Suisse Corp. business is in making unique products to be sold to both mass-market customers and individual clients in the future.  We want to focus on something that is socially and environmentally responsible so we are contributing to the solution and not adding to the problem. We want to work with something that had more meaning to us, something we could be passionate about, and that possibly could have an important social statement attached to it. All of our paper products are 100% recycled. They do not have any smell. They are made up of 70% fiber from elephant dung and 30% post-consumer paper. All papers everywhere are made from a pulp mixture derived from fiber materials. The most common papers today come from wood fiber pulp from cut trees. Our fibers of choice, of course, are dung fibers. We use the dung fibers from elephants to make our dung paper products.

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

Cannabis Suisse Corp. has the ability to product handmade dung paper for making such original items as, for example:

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

On September 28, 2016 the Company has signed Rent office agreement, beginning on January 1, 2017 and will terminate on July 01, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the nine months ended February 28, 2019 and 2018 we have $1,080 and $1,063 of rent expense respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month ended February 28, 2019 and 2018:

Revenue and cost of goods sold

For the three month period ended February 28, 2019 the Company generated no revenue from selling products to the customers.

For the three month period ended February 28, 2018 the Company generated no revenue from selling products to the customers.

For the nine month period ended February 28, 2019 the Company generated no revenue from selling products to the customers.

For the nine month period ended February 28, 2019 the Company generated $6,500 revenue from selling products to the customers.

Operating expenses

Total operating expenses for the three month period ended February 28, 2019 and 2018 were $5,341 and $4,520. The operating expenses for the three month period ended February 28, 2019 included depreciation expense of $1,376; audit fees of $2,300; professional fees of $1,305; rent expense of $360.

Total operating expenses for the nine month period ended February 28, 2019 and 2018 were $17,648 and $15,034. The operating expenses for the nine month period ended February 28, 2019 included depreciation expense of $4,823; audit fees of $9,600; professional fees of $2,145; rent expense of $1,080.

Net Loss

The net loss for the three month period ended February 28, 2019 and 2018 was $5,341 and $4,520.

The net loss for the nine month period ended February 28, 2019 and 2018 was $17,648 and $10,837.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2019, the Company had cash of $6,187 ($6,187 as of May 31, 2018). Furthermore, the Company had a working capital deficit of $35,445 (deficit of $22,620 as of May 31, 2018).

During the nine month period ended February 28, 2019, the Company used $12,825 of cash in operating activities due to its net loss, depreciation of $5,063 and change in accounts payable of $240.

During the nine month period ended February 28, 2019 the Company used no cash in investing activities.

During the nine month period ended February 28, 2019, the Company generated $12,825 cash in financing activities.

During the nine month period ended February 28, 2018, the Company generated $2,300 of cash in operating activities due to its net loss and decrease in inventory of $2,303; decrease in prepaid expenses of $823; increase in accounts payable of $240$; and depreciation of $5,171.

During the nine month period ended February 28, 2018 the Company used no cash in investing activities.

During the nine month period ended February 28, 2018, the Company generated $2,300 of cash in financing activities.

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

Related party transaction

There is a signed loan agreement between Cannabis Suisse Corp. and the director of the Company Suneetha Nandana Silva Sudusinghe. The Director has agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agrees to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amount of Director’s loan accordingly to the sequence of loans; director will be repaid from revenues of the Company, when it starts earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and

Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 28, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As at February 28, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

 SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sri Lanka, Beruwala on March 29, 2019.

GEANT CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)