Form 10-K
period 2019-05-31
CANNABIS SUISSE CORP.
filed 2019-10-15
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-213009

CANNABIS SUISSE CORP. (Formerly Geant Corp.)
(Exact name of small business issuer as specified in its charter)
Nevada 2600 38-3993849 (State or other jurisdiction of incorporation or organization) (Primary Standard Industrial Classification Number) (IRS Employer Identification Number)

Lerzenstrasse 12, 8953 Dietikon, Switzerland

Phone: +15022082098

E-mail: manage@cannabissuisse.com

(Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CSUI	OTC Markets

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ⌧	Emerging growth company o	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No⌧

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,500,000 common shares issued and outstanding as of September 10, 2019.

PART I

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

Item 1. Description of Business

In General

We were incorporated in the State of Nevada on February 26, 2016. Our business is the production of paper made from elephant dung (poo) for making different stationery products and distribution thereof primarily in Sri Lanka.

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from Geant Corp. to Cannabis Suisse Corp.

Following the acquisition of Cannabis Suisse LLC, as discussed below, we have been engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cannabis cigarettes, and other health related supplements.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Our business office is located at Kiranthidiya road 114, Beruwala, Sri Lanka, 12070. Our telephone number is +15022082098.

On April 12, 2019, the Board of Directors of Cannabis Suisse Corp. made a decision to start utilizing premises located at Lerzenstrasse 12, 8953 Dietikon, Switzerland.

The Board of Directors considers the said premises appropriate for the new business direction the Company has been following. Currently Cannabus Suisse Corp. maintains 2 (two) office spaces.

Stock Transfer Agreement

On May 31, 2019, Suneetha Nandana Silva Sudusinghe, the president of the Company and on behalf of the Company entered into a Stock Transfer Agreement with Cecillia Merige Jensen whereby the Company has acquired through merger all of the issued and outstanding capital stock of Cannabis Suisse LLC, a Wyoming limited liability company (“Subsidiary”). In exchange, Ms. Jensen has received 10,000,000 shares of common stock of the Company from Mr. Sudusinghe. Mr. Sudusinghe’s share ownership in the Company has been reduced from 17,400,000 to 7,400,000. Immediately prior to the above transaction, the Company had 34,500,000 shares of common stock issued and outstanding and immediately after the above transaction, the Company has 34,500,000 shares of common stock issued and outstanding.

The Subsidiary owns all of the capital stock of Grow Factory GmbH, a corporation incorporated in Zurich, Switzerland (“Grow Factory”) on March 13, 2017. Its office is located on Lerzenstrasse 12, 8953 Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations on March 2018.

Product Overview

The business of the Company is making unique products to be sold to both mass-market customers and individual clients in the future.  We focus on something that is socially and environmentally responsible, so we are contributing to the solution and not adding to the problem. All of our paper products are 100% recycled. They do not have any smell. They are made up of 70% fiber from elephant dung and 30% post-consumer paper. All papers everywhere are made from a pulp mixture derived from fiber materials. The most common papers today come from wood fiber pulp from cut trees. Our fibers of choice, of course, are dung fibers. We use the dung fibers from elephants to make our dung paper products.

The main business of our subsidiary is cannabis cultivation and distribution. Switzerland has the highest allowed legislative THC content in Europe (1%) for sales of cannabis products in retail outlets (without medical receipt). This makes Switzerland an ideal geographic location to manufacture cannabis products, with an intent to scale the business into worldwide distribution.

Various diluted sequences of THC/CBD ratio can be produced to match legislation and regulation on individual markets with other permitted levels of THC. This allows for worldwide production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cannabis cigarettes, and other health related supplements.

The growing process is streamed online on the website https://www.cannabissuisse.com

At the moment Grow Factory is getting ready for the distribution of 4 gr. and 12 gr. flowerhead packages under the brand name Alpine Cannabis. The Company intends to produce 10,000 packages in total. They will be distributed to 40 CBD sales places in Switzerland and all the tank stations on the border between Italy and Switzerland. Two different forms of packaging were designed: a 12 gr box costs 50 CF and a 4 gr box costs 22 CF. A 12 gr box is specially made for about 40 special CBD stores in Switzerland, where the product is guaranteed to come into immediately after production. A 4 gr box is dedicated for selling in tank stations on the border between Switzerland and Italy.

Market background

In 2017, the Swiss legislation referring to production and sale of cannabis was changed, and thereby increased and legalized the level of THC to 1% for commercial cannabis production and sale. The new legislation gives companies the right (with proper authorization and licenses) to cultivate cannabis plants and distribute cannabis within in Switzerland.

In February 2017, the Swiss health authorities established the legality of cannabis by indicating that "low-THC cannabis" would be taxed the same way tobacco is taxed, with a similar health warning. This type of cannabis is distributed under different brands.

Sales of OTC cannabis cigarettes picked up pace in Bern and Zürich in the beginning of 2017, as more people started to use the product.

Sales have increased radically, and the expectation is that the 2019 turnover from cannabis will be more than 500 million CHF (approximately 500 million USD) in Switzerland alone.

Despite the increase in retailers, supply is lower than demand. Current providers could produce only approximately ¼ of the total Swiss market's demand in 2018.

Swiss supermarket Coop Cooperative was the world’s first major chain to sell cannabis cigarettes that contain less than 1% THC in 2017, in its 700 stores across the country. In 2018, Lidl and other retailers joined in.

In August 2018, Forbes magazine listed Switzerland as the third most overlooked marijuana market in the world.

Competition

We know that there are a number of obstacles to entering the market of dung paper items and the competition is rather high. There are several companies that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors is the established customer base and marketing outlets. Howbeit, we arrange on a wholesale exchange, for the most part, so we will have capacity to offer our item for extensive organizations in huge amounts. Therefore, we believe our item is more extensive, the quality is better, and our ways to deal with business are more flexible.

With regard to cannabis market, the Swiss market has a few big competitors now, the rest are small farms with under 1,000 plants in production and mostly outdoor. The big farms have more than 20,000 plants in indoor growing and from 10 to 50 Acres of outdoor growing. With the indoor growing it is very difficult to get good quality harvest, so a lot of small farms were closed in 2018 as it was not possible to make a profit with farms of 1,000 -3,000 plants.

Grow Factory has growers with many years of indoor growing experience. This results in the Company making about 20-grams of high-quality flowers heads per plant over an 8-week period.

The biggest issue in Switzerland is to find a landlord for indoor growing who accepts CBD production. Grow Factory currently manages a territory of 400 m2, but without approval of leased and commercial control of about 4,000 m2 for cultivation of cannabis in Switzerland.

The prices on weed have been decreasing in Switzerland, so in order to get a part of the market, Grow Factory has to reduce the price and produce more hemp.

A 12 gr flowerhead box costs 50 CF, so Grow Factory will sell 1 gr more than their competitors do for 50 CF and we believe the product is of a much higher quality. We believe Grow Factory will get a huge part of the CBD market when it is known by the customers.

A 4 gr flowerhead box costs 22 CF. Competitors sell 3 or 3,5 gr. boxes at the same price.

Grow Factory sales price for its own product will almost be the same as they start selling to producers. It is extremely important for the Company to get them well-known and branded in Switzerland.

Marketing

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

As of this date, we have already purchased a website (www.geantcorp.com). Our site portrays samples of products which our Company is able to produce, the production procedure, and incorporates some broad data and pictures of high quality dung paper. We plan to utilize Internet advancement apparatuses on Facebook and Twitter to publicize our Company and make connections to our site.

The website related to cannabis cultivation is https://www.cannabissuisse.com. The growing process is streamed online on this website. Also it includes the information about the main Company’s products, our team and our future plans of development.

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

Description of property

Our chief executive officer, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises at no charge. He will not take any fee for these premises. This premise is used for production of the goods.

On September 28, 2016 the Company executed a Rent office agreement, beginning on January 1, 2017, terminated on January 01, 2018 and was extended through December 31, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the year ended May 31, 2019 we have $1,440 of rent expense.

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 and will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

Other than our officers and directors, we currently do not have any employees.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on May 10, 2019, on the over-the-counter market, and is now quoted on the OTC Pink tier of the OTC Markets Group Inc. under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on September 12, 2019 was $1.50.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period Fiscal Year 2018	High	Low
First Quarter (June 1, 2018 – August 31, 2018)	N/A	N/A
Second Quarter (September 1, 2018 – November 30, 2018)	N/A	N/A
Third Quarter (December 1, 2018 – February 28, 2019)	N/A	N/A
Fourth Quarter (March 1, 2019 – May 31, 2019)	0.95	0.95

Number of Holders

As of May 31, 2019, the 34,500,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2019 and 2018.

Recent Sales of Unregistered Securities

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the years ended May 31, 2019 and 2018:

Revenue

For the year ended May 31, 2018 the Company generated total revenue of $6,500 from selling products to our customers. The cost of goods sold for the year ended May 31, 2018 was $2,303, which represent the cost of raw materials.

For the year ended May 31, 2019 the Company generated total revenue of $7,530 from selling products to the customer. The cost of goods sold for the year ended May 31, 2019 was $2,538, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended May 31, 2018 were $20,618. The operating expenses for the year ended May 31, 2018 included professional fees of $12,100; depreciation expense of $6,895; and general and administrative expenses of $1,623.

Total operating expenses for the year ended May 31, 2019 were $27,720. The operating expenses for the year ended May 31, 2019 included professional fees of $17,950; depreciation expense of $5,503; and general and administrative expenses of $4,267.

Net Loss

The net loss for the years ended May 31, 2019 and 2018 was $22,728 and $16,421 respectively.

Liquidity and Capital Resources and Cash Requirements

At year ended May 31, 2019, the Company had cash of $84,181 ($6,187 as of May 31, 2018). Furthermore, the Company had a working capital deficit of $138,772 ($22,620 as of May 31, 2018).

During the year ended May 31, 2019, the Company used $11,860 of cash in operating activities due to its net loss; increase in inventory of $5,365; and depreciation of $5,503.

During the year ended May 31, 2018, the Company used $6,400 of cash in operating activities due to its net loss; depreciation of $6,895; increase in inventory of $2,303; and increase in prepaid expenses of $823.

During the year ended May 31, 2019 the Company generated $70,854 of cash in investing activities as a result of the Cannabis Suisse LLC Acquisition.

During the year ended May 31, 2018 the Company did not have cash in investing activities.

During the year ended May 31, 2019, the Company generated $19,000 of cash in financing activities, which came from advances from related parties.

During the year ended May 31, 2018, the Company generated $6,400 of cash in financing activities, which came from advances from related parties.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Related Party Transactions

There are two signed loan agreements between Cannabis Suisse Corp. and the President and CEO of the Company Suneetha Nandana Silva Sudusinghe. The CEO has agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agrees to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amount of Director’s loan accordingly to the sequence of loans; director will be repaid from revenues of the Company, when it starts to earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 31, 2019 and 2018

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Suisse Corp. (the Company) as of May 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for year ended May 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of its operations and its cash flows for the year ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of May 31, 2019 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

October 3, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cannabis Suisse Corp. (fka GEANT Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cannabis Suisse Corp. (fka GEANT Corp.) (“the Company”) as of May 31, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Cannabis Suisse Corp. as of May 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016 and resigned on April 12, 2019

Spokane, WA July 25, 2018

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED BALANCE SHEETS

	May 31, 2019	May 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$84,181	$6,187
Accounts Receivable	2,528	-
VAT Tax Receivable	368	-
Inventory	76,329	6,693
Prepaid Expenses	10,467	-
Total Current Assets	173,873	12,880
Fixed Assets, net	93,038	15,289
Goodwill	65,675	-
TOTAL ASSETS	$332,586	$28,169
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$47,109	$-
Accrued Liabilities	7,414	-
Advances from Related Parties	258,122	35,500
Total Liabilities	312,645	35,500
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 and 57,100,000 shares issued and outstanding as of May 31, 2019 and 2018	34,500	57,100
Additional Paid-In-Capital	51,695	-
Discount on common stock	-	(20,905)
Accumulated Deficit	(66,254)	(43,526)
Total Stockholders’ Equity (Deficit)	19,941	(7,331)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$332,586	$28,169

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended May 31, 2019	For the year ended May 31, 2018

REVENUES	$7,530	$6,500
Cost of Goods Sold	2,538	2,303
Gross Profit	4,992	4,197

OPERATING EXPENSES
Professional Fees	17,950	12,100
Depreciation	5,503	6,895
General and administrative expenses	4,267	1,623
TOTAL OPERATING EXPENSES	27,720	20,618

OPERATING LOSS	(22,728)	(16,421)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(22,728)	$(16,421)

Other comprehensive loss:
Foreign currency translation adjustment	-	-

COMPREHENSIVE LOSS	$(22,728)	$(16,421)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,976,712	57,100,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In-Capital	Discount on Common Stock	Accumulated Deficit	Comprehen-sive Income/Loss	Total Stockholders’
	Shares	Amount					Equity (Deficit)
Balance, May 31, 2017	57,100,000	$ 57,100	$ -	$ (20,905)	$ (27,105)	$ -	$ 9,090

Net loss	-	-	-	-	(16,421)	-	(16,421)

Balance, May 31, 2018	57,100,000	57,100	-	(20,905)	(43,526)	-	(7,331)

Shares issued for acquisition	10,000,000	10,000	40,000	-	-	-	50,000
Net loss	-	-	-	-	(22,728)	-	(22,728)
Return of common stock	(32,600,000)	(32,600)	11,695	20,905	-	-	-

Balance, May 31, 2019	34,500,000	$ 34,500	$51,695	$ -	$ (66,254)	$ -	$ 19,941

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31, 2019	Year ended May 31, 2018
OPERATING ACTIVITIES
Net loss	$(22,728)	$(16,421)
Depreciation	5,503	6,895
Adjustments to reconcile net loss
to net cash provided by operations:
Inventory	5,365	2,303
Prepaid expenses	-	823
Net cash used in Operating Activities	(11,860)	(6,400)
INVESTING ACTIVITIES
Business combination, net of cash acquired	70,854	-
Net cash provided by Investing Activities	70,854	-
FINANCING ACTIVITIES
Advances from Related Parties	19,000	6,400
Net cash provided by Financing Activities	19,000	6,400
Net cash increase for period	77,994	-
Cash at beginning of period	6,187	6,187
Cash at end of period	$84,181	$6,187

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES:
Shares issued for acquisition	$50,000	$-

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (“Company”) was incorporated in the State of Nevada on February 26, 2016 to start business operations concerned with production of paper made from elephant dung for making various stationery products and subsequent selling thereof.

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from Geant Corp. to Cannabis Suisse Corp.

Following the acquisition of Cannabis Suisse LLC (see Note 4), the Company will be engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cigarettes, and other health related supplements.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, («GAAP»). The Company’s year end is May 31. The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary Cannabis Suisse LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $84,181 and $6,187 of cash and cash equivalents as of May 31, 2019 and 2018, respectively.

Prepaid Expenses

The Company had $10,467 of prepaid rent as of May 31, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the FIFO method. The Company had $76,329 and $6,693 in inventory as of May 31, 2019 and 2018, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of its equipment is five years and industrial water filter is seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Impairment

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with Accounting Standards Codification («ASC») 360 «Property, Plant and Equipment» impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Fair Value of Financial Instruments

ASC 820 «Fair Value Measurements and Disclosures» establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

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

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 «Income Taxes», which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit, carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years, in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update («ASU») No. 2014-09 «Revenue from Contracts with Customers». The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•identify the contract with a costumer;

•identify the performance obligations in the contract;

•determine the transaction price;

•allocate the transaction price to performance obligations in the contract; and

•recognize revenue as the performance obligation is satisfied.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 «Earnings per Share». Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Foreign Currency Translation

Assets and liabilities of the Company’s Swiss subsidiary are translated from Swiss francs to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustments for the reporting period are included in the Company’s consolidated statements of comprehensive income, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as accumulated other comprehensive loss within Shareholder’s Deficit.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) «Leases». Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company will adopt the new guidance effective June 1, 2019 using a modified retrospective method, under which it will record an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The Company does not expect the new standard to have a material impact on its results of operations or cash flows.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

Segments

The Company's Chief Executive Officer allocates resources and assesses performance based on financial information of the Company. The CEO reviews financial information presented for each reporting segment for purposes of making operating decisions and assessing financial performance. Accordingly, the Company operates in two reportable segments as presented in Note 9.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - BUSINESS COMBINATION

On May 31, 2019, Suneetha Nandana Silva Sudusinghe, the president of the Company and on behalf of the Company entered into a Stock Transfer Agreement with Cecillia Merige Jensen whereby the Company acquired all of the issued and outstanding capital stock of Cannabis Suisse LLC, a Wyoming limited liability company (“Subsidiary”). In exchange, Ms. Jensen has received 10,000,000 shares of common stock of the Company valued at $50,000. Mr. Sudusinghe’s share ownership in the Company was reduced from 17,400,000 to 7,400,000.

The Subsidiary owns all of the capital stock of Grow Factory GmbH, a corporation incorporated in Zurich, Switzerland on March 13, 2017. Its office is located on Lerzenstrasse 12, 8953 Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations on March 2018.

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for the business combination:

Assets acquired:
Cash and Cash Equivalents	$70,854
Accounts Receivable	2,528
Inventory	75,000
VAT Tax Receivable	368
Prepaid Expenses	10,467
Property and Equipment	83,253
Total identifiable assets acquired	242,470
Liabilities assumed:
Accounts Payable	(47,109)
Accrued Liabilities	(7,414)

Advances from Related Parties	(203,622)
Total identifiable liabilities assumed	(258,147)
Net identifiable assets acquired	(15,675)
Goodwill	65,675
Total purchase price allocation	$50,000

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

The Company assessed the fair value of the various net liabilities assumed based on internal documents. The $65,675 of goodwill currently recognized is deductible for income tax purposes over the next 15 years. The Company has not yet completed the initial accounting for the transaction; therefore, the fair value is provisional pending receipt of a final valuation.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Grow Factory for the years ended May 31, 2019 and 2018, respectively, as if this business combination had occurred as of June 1, 2017. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on June 1, 2017. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the Company's results of operations for the years ended May 31, 2019 and 2018:

	2019	2018
Net revenue	$17,450	$16,503
Net loss	(367,097)	(162,990)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	51,976,712	57,100,000

The calculations of pro forma net revenue and pro forma net loss give effect to the business combination for the period from June 1, 2017 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

NOTE 5 – PROPERTY AND EQUIPMENT

	May 31, 2019	May 31, 2018
Equipment	$58,778	$4,661
Furniture and fixtures	31,881	-
Office machines, IT equipment	9,044	11,790
Leasehold Improvements	8,354	8,354

Depreciation	(15,019)	(9,516)
Net property and equipment	$93,038	$15,289

For the years ended May 31, 2019 and 2018 the Company recognized depreciation expense in the amount of $5,503 and $6,895, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which will terminate on December 31, 2019. These premises will be used as a representative office for the customers. The rent expense for the years ended May 31, 2019 and 2018 was $1,440 and $1,423, respectively. The monthly fee is $120.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

In 2017, the Company’s Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. No rent expense was recorded for the years ended 2019 or 2018 as the Company assumed this lease on May 31, 2019. The monthly fee is $6,646.

Required future principal payments under the Company’s lease obligation are set for below:

Year ending May 31,

2020	$80,592
2021	79,752
2022	79,752
Total	$240,096

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2019 and 2018, the Company has drawn $54,500 and $35,500, respectively, of advances. In addition,   the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of  goods.

The Company’s subsidiary received $203,622 as advances from related parties as of May 31, 2019. The advances are interest-free and due on demand.

NOTE 8 – COMMON STOCK

On January 23, 2019, the Company effected a forward split of the outstanding common stock on a one (1) for twenty (20) basis. All share figures have been retroactively restated to reflect the stock split.

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which increased the Company’s authorized shares of common stock from 75,000,000 to 250,000,000.

Also, the Company had 32,600,000 shares of common stock returned. On March 8, 2019, a total of 22,600,000 shares related to cancellation of restricted shares to reduce the director’s percentage of shares. On May 31, 2019, 10,000,000 shares were returned to be issued for the acquisition of Cannabis Suisse LLC.

NOTE 9 –SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accondance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019 as discussed in Note 4, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp segment. After the Cannabis Suisse LLC business combination, the Company's CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

The Cannabis Suisse Corp segment produces the paper made from elephant dung for making various stationery products and subsequent selling thereof. The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils.

Net revenue by reporting segment for the years ended May 31, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$7,530	$6,500
Cannabis Suisse LLC	-	-
Total Revenue	$7,530	$6,500

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

Gross profit by reporting segment for the years ended May 31, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$4,992	$4,197
Cannabis Suisse LLC	-	-
Total Gross Profit	$4,992	$4,197

Assets by reporting segment as of May 31, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$24,441	$28,169
Cannabis Suisse LLC	308,145	-
Total Assets	$332,586	$28,169

NOTE 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018

The Company has no tax position at May 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2019 was $13,914. The net change in valuation allowance during the year ended May 31, 2019 was $4,774. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2019 and 2018. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $66,254 at May 31, 2019, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of May 31, 2019 and 2018 are as follows:

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

	May 31, 2019	May 31, 2018
Net operating loss carryforward	$(66,254)	$(43,526)
Effective tax rate	21%	21%
Deferred tax asset	13,914	9,140
Less: Valuation allowance	(13,914)	(9,140)
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended May 31, 2019 and 2018 was $4,774 and $(2,792), respectively.

	May 31, 2019	May 31, 2018
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$13,914	$(9,140)
Valuation allowance	(13,914)	9,140
Net benefit	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 12, 2019, Cannabis Suisse Corp. (the “Registrant”) was notified that Fruci & Associates II, PLLC (“Fruci & Associates”) has resigned as the Registrant’s independent registered public accounting firm due to the Registrant’s expansion into additional foreign markets and a change in the Registrant’s focus.

During the engagement period (September 3, 2018 to April 12, 2019 ) (i) there have not been disagreements between Cannabis Suisse Corp. and Fruci & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Fruci & Associates would have caused Fruci & Associates to make reference to the matter in a report on the Registrant’s financial statements; and (ii) there have not been reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

On April 12, 2019, the Registrant engaged Accell Audit & Compliance, PA (“Accell”) to serve as the Registrant’s independent registered public accounting firm for the year ending May 31, 2019. During the past quarterly periods ended August 31, 2018, November 30, 2018 and February 28, 2019, the Registrant did not consult with Accell regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of May 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.We did not implement appropriate information technology controls – As at May 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s).

The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Suneetha Nandana Silva Sudusinghe	49	President, Chief Executive Officer, Chief Financial Officer
Cecillia Jensen	44	Secretary
Alain Parrik	23	Chief Operating Officer

Mr. Sudusinghe has been a business administrator and then a head administrator at Reschen Tex LTD (textile company), where he was working as part of a team and supporting the office administrator, he was responsible for the day-to-day tasks and administrative duties of the office including covering the reception area and as head administrator he was responsible for providing an efficient and professional administrative and clerical service to colleagues, managers and supervisors to facilitate the efficient operation of the office. Mr. Sudusinghe was employed at Reschen Tex LTD as administrator in period from March 2009 to September 2012, and as head administrator in period from October 2012 to September 2015.

Ms. Jensen served as a leader of innovation and development at the Swiss cannabis production firm Grow Factory GmbH in Zurich, Switzerland, from March 2018 to March 2019. Apart from that she was a founder and CEO of Scandinavian Translation Services Ltd. in Tallinn, Estonia, from September 2015 to January 2017. Ms. Jensen also co-founded and served as CEO at Posh Beauty™/LBF Services Ltd., Helsinki, Finland, from February 2012 to December 2016.

Mr. Parrik spent a year in Thailand working as an independent English language teacher (from March 2018 to January 2019). From January 2017 to February 2018, he was employed at Terchest, a language school in Estonia. During this period, he managed to master his communication and negotiation skills while discussing multiple topics with people of different occupations. From September 2015 to January 2017, Mr. Parrik worked as SMM specialist at PremodCan in Vanier, Canada. The experience he obtained enabled him to gain an understanding of the whole process of online promotion and advertising for small and medium businesses. Apart from the foregoing, Mr. Alain Parrik has been engaged in family business since June 2011 and assisted his brother in obtaining a license for cannabis use in Montreal, Canada. The process of studying the medical cannabis domain inspired him to develop in the field and gain knowledge about CBD-related products. The Board of Directors consider Mr. Parrik’s skills to be ideal for future operations of the Company.

Term of Office

The director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Director holds office until removed by the Board or until his resignation appoints our officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.

Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole will consider executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended May 31, 2019 and 2018 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe, President, CEO, CFO	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Cecillia Jensen, Secretary	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Alain Parrik, COO	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

We have no work concurrences with our executive officers. We do not expect going into any occupation understandings until such time as we start gainful operations. Mr. Sudusinghe, Ms. Jensen and Mr. Parrik will not be repaid after the offering and preceding beneficial operations. There is no affirmation that we will ever produce extra incomes from our operations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Suneetha Sudusinghe	7,400,000	21.45%
Common Stock	Cecillia Jensen	10,000,000	28.99%

Item 13. Certain Relationships and Related Transactions

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2019 and 2018, the Company has drawn $54,500 and $35,500, respectively, of advances. In addition,   the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of  goods.

The Company’s subsidiary received $203,622 as advances from related parties as of May 31, 2019. The advances are interest-free and due on demand.

Item 14. Principal Accounting Fees and Services

During fiscal years ended May 31, 2019 and 2018, we incurred approximately $10,900 in fees to our principal independent accountants Fruci & Associates II, PLLC for professional services rendered in connection with audit and reviews for the year ended May 31, 2018, and for the year ended $11,900 for May 31, 2019.

During the fiscal years ended May 31, 2019 and 2018 we incurred no audited related fees, tax related fees, and $0 in all other fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Report
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K.
	(2)	Financial Statements Schedules

All schedules have been omitted because the required information is included in the financial statements included under Item 8 of this Annual Report on Form 10-K or the notes thereto, or because it is not required.

	(3)	Exhibits
See exhibits listed under Part (b) below.
(b)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Switzerland, Dietikon on October 15, 2019.

CANNABIS SUISSE CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	Chief Executive Officer