Form 10-Q
period 2019-08-31
CANNABIS SUISSE CORP.
filed 2019-12-03
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of December 2, 2019 there were 34,500,000 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	August 31, 2019 (unaudited)	May 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$67,203	$84,181
Accounts Receivable	39,377	2,528
VAT Tax Receivable	129	368
Inventory	56,370	76,329
Prepaid Expenses	-	10,467
Total Current Assets	163,079	173,873
Fixed Assets, net	92,359	93,038
Goodwill	65,675	65,675
Operating lease right of use asset	195,394	-
TOTAL ASSETS	$516,507	$332,586
LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts Payable	$66,666	$47,109
Accrued Liabilities	16,277	7,414
Advances from Related Parties	346,519	258,122
Lease Liabilities - Short-term	55,741	-
Total Current Liabilities	485,203	429,462
Non-Current Liabilities
Lease Liabilities - Long-term	139,653	-
Total Non-Current Liabilities	139,653	-
Total Liabilities	624,856	312,645
Commitments and Contingencies (Note 6)
Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	51,695	51,695
Accumulated Deficit	(194,544)	(66,254)
Total Stockholders’ (Deficit) Equity	(108,349)	19,941
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$516,507	$332,586

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended August 31, 2019	For the three months ended August 31, 2018

REVENUES	$59,252	$-
Cost of Goods Sold	19,959	-
Gross Profit	39,293	-

OPERATING EXPENSES
Professional Fees	18,776	5,715
Depreciation	679	1,724
General and administrative expenses	148,128	360
TOTAL OPERATING EXPENSES	167,583	(7,799)

OPERATING LOSS	(128,290)	(7,799)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(128,290)	$(7,799)

Other comprehensive loss:
Foreign currency translation adjustment	-	-

COMPREHENSIVE LOSS	$(128,290)	$(7,799)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	57,100,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Discount on Common Stock	Accumulated Deficit	Comprehensive Income/Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, May 31, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ (43,526)	$ -	$ (7,331)

Net loss	-	-	-	-	(7,799)	-	(7,799)

Balance, August 31, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ (51,325)	$ -	$ (15,130)

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ -	$ 19,941

Net loss	-	-	-	-	(128,290)	-	(128,290)

Balance, August 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (194,544)	$ -	$ (108,349)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended August 31, 2019	For the three months ended August 31, 2018
OPERATING ACTIVITIES
Net loss	$(128,290)	$(7,799)
Depreciation	679	1,724
Adjustments to reconcile net loss
to net cash provided by operations:
Accounts Receivable	(36,849)	-
VAT tax receivable	238	-
Inventory	19,959	-
Prepaid Expenses	10,467
Accounts Payable	19,558	-
Accrued Liabilities	8,864	5,000
Net cash used in Operating Activities	(105,375)	(1,075)
FINANCING ACTIVITIES
Advances from Related Parties	88,396	1,075
Net cash provided by Financing Activities	88,396	1,075
Net cash decrease for period	(16,979)	-
Cash at beginning of period	84,181	6,186
Cash at end of period	$67,203	$6,186

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$195,394	$-

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2019 are not necessarily indicative of the results to be expected for the year ending May 31, 2020.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2019.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, («GAAP»). The Company’s year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary Cannabis Suisse LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $67,203 and $84,181 of cash and cash equivalents as of August 31, 2019, and May 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the FIFO method. The Company had $56,370 and $76,329 in inventory as of August 31, 2019, and May 31, 2019, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with Accounting Standards Codification (ASC) 360 Property, Plant and Equipment  impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

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

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit, carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years, in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods of services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2019, and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

Assets and liabilities of the Company’s Swiss subsidiary are translated from Swiss francs to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustments for the reporting period are included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as accumulated other comprehensive loss within Stockholder’s Deficit.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“the FASB”) issued ASU 2016-02 (Topic 842) Leases. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company adopted the new guidance effective June 1, 2019, using a modified retrospective method, under which it will record an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. The company also elected to adopt the policy not to apply the recognition provisions to short term leases.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of August 31, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for the business combination:

Assets acquired:
Cash and Cash Equivalents	$70,854
Accounts Receivable	2,528
Inventory	75,000
VAT Tax Receivable	368
Prepaid Expenses	10,467
Property and Equipment	83,253
Total identifiable assets acquired	242,470
Liabilities assumed:
Accounts Payable	47,109
Accrued Liabilities	7,414
Advances from Related Parties	203,622
Total identifiable liabilities assumed	258,145
Net identifiable assets acquired	(15,675)
Goodwill	65,675
Total purchase price allocation	$50,000

The Company assessed the fair value of the various net liabilities assumed based on internal documents. The $65,675 of goodwill currently recognized is deductible for income tax purposes over the next 15 years. The Company has not yet completed the initial accounting for the transaction; therefore, the fair value is provisional pending receipt of a final valuation.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Grow Factory for the three months ended August 31, 2018, respectively, as if this business combination had occurred as of June 1, 2017. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on June 1, 2017. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the Company's results of operations for the three months ended August 31, 2018:

2018
Net revenue	$-
Net loss	(20,451)
Net loss per share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	57,100,000

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – PROPERTY AND EQUIPMENT

	August 31, 2019	May 31, 2019
Equipment	$58,778	$58,778
Furniture and fixtures	31,881	31,881
Office machines, IT equipment	9,044	9,044
Leasehold Improvements	8,354	8,354
Depreciation	(15,698)	(15,019)
Net property and equipment	$92,359	$93,038

For the three months ended August 31, 2019 and for the year ended May 31, 2019, the Company recognized depreciation expense in the amount of $679 and $1,724, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which will terminate on December 31, 2019. These premises will be used as a representative office for the customers. The rent expense for the three months ended August 31, 2019, and 2018 was $360 and $360, respectively. The monthly fee is $120.

In 2017, the Company’s Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. The rent expense for the three months ended August 31, 2019 was $19,940. The monthly fee is $6,646.

The Company implemented new accounting policy according to the ASC 842, Leases, on June 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $195,394 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2019, discounted at the incremental borrowing rate. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of August 31, 2019, and May 31, 2019, the right-of use asset and lease liabilities are as follows:

	August 31, 2019	May 31, 2019
	(unaudited)	(audited)

Right-of-use asset – operating leases	$195,394	$-

Lease Liabilities - Short-term	$55,741	$-
Lease Liabilities - Long-term	139,653	-
Total Lease Liabilities	$195,394	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease cost and other information

	Three months ended August 31,
	2019	2018
	(unaudited)	(audited)

Operating lease cost	$20,300	$9,161
Weighted average remaining lease term - Operating leases (years)	2.75	-
Weighted average discount rate	3%	-

Required future principal payments under the Company’s lease obligation are set for below:

Year ending May 31

2020 (remaining nine months)	$61,132
2021	79,752
2022	79,752
Total	$220,636

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of August 31, 2019, and May 31, 2019, the Company has drawn $44,423 and $54,500, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods.

The Company’s subsidiary received $302,816 and $203,622 as advances from related parties as of August 31, 2019, and May 31, 2019, respectively. The advances are interest-free and due on demand.

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

NOTE 9 –SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019 as discussed in Note 4, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp segment. After the Cannabis Suisse LLC business combination, the Company's CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Cannabis Suisse Corp segment produces the paper made from elephant dung for making various stationery products and subsequent selling thereof. The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils.

Net revenue by reporting segment for the three months ended August 31, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$1,066	$-
Cannabis Suisse LLC	58,186	-
Total Revenue	$59,252	$-

Gross profit by reporting segment for the three months ended August 31, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$(263)	$-
Cannabis Suisse LLC	39,556	-
Total Gross Profit	$39,293	$-

Assets by reporting segment as of August 31, 2019 and May 31, 2019, is as follows:

	August 31, 2019	May 31, 2019
Cannabis Suisse Corp	$76,408	$24,441
Cannabis Suisse LLC	440,099	308,145
Total Assets	$516,507	$332,586

NOTE 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018

The Company has no tax position at August 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2019 was $40,854. The net change in valuation allowance during the three months ended August 31, 2019 was $26,940. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2019 and May 31, 2019. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has a net operating loss carryforward for tax purposes totaling $194,544 at August 31, 2019, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, 2019 and May 31, 2019, are as follows:

	August 31, 2019	May 31, 2019
Net operating loss carryforward	$(194,544)	$(66,254)
Effective tax rate	21%	21%
Deferred tax asset	40,854	13,914
Less: Valuation allowance	(40,854)	(13,914)
Net deferred asset	$-	$-

The change in the valuation allowance during the three months ended August 31, 2019 and May 31, 2019, was $26,940 and $4,774, respectively.

	August 31, 2019	May 31, 2019
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$40,854	$13,914
Valuation allowance	(40,854)	(13,914)
Net benefit	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

The Subsidiary owns all of the capital stock of Grow Factory GmbH, a corporation incorporated in Zurich, Switzerland (“Grow Factory”) on March 13, 2017. Its office is located on Lerzenstrasse 12, 8953 Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations in March 2018.

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

The growing process is streamed online on the website https://www.cannabissuisse.com (https://www.cannabissuisse.com/)

At the moment Grow Factory has already launched the first distribution of 4 gr. and 12 gr. flowerhead packages under the brand name Alpine Cannabis. The Company intends to produce 10,000 packages in total. They are distributed to 40 CBD sales places in Switzerland and all the tank stations on the border between Italy and Switzerland. Two different forms of packaging were designed: a 12 gr box costs 44 CHF and a 4 gr box costs 22 CHF. A 12 gr box is specially made for about 40 special CBD stores in Switzerland, where the product is guaranteed to come into immediately after production. A 4 gr box is dedicated for selling in tank stations on the border between Switzerland and Italy.

The new line of products is Alpine Cannabis CBD Pure Base that is an e-liquid base for electronic cigarettes. It provides a boost of CBD to any favorite e-liquids and is available with various degrees of CBD strengths.

Alpine Cannabis CBD Pure Base provides: certified CBD concentration in 10 mL bottles; guaranteed absence of THC & totally nicotine-free e-liquid base; no alcohol and no animal extracts; USP/food grade ingredients; tamper-proof and childproof package; diacetyl free and quality-controlled production.

The new product contains 100% of PG and various levels of CBD, such as 100mg, 300mg, 500mg per 10 mL bottle, and 200mg, 500mg, 1000mg per 30 mL bottle. The prices range from ˆ19.00 for Alpine Cannabis CBD PURE BASE 100 mg 10 ml to ˆ89.00 for Alpine Cannabis CBD PURE BASE 1000 mg 30 ml.

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

With regard to the cannabis market, the Swiss market has a few big competitors now, the rest are small farms with under 1,000 plants in production and mostly outdoor. The big farms have more than 20,000 plants in indoor growing and from 10 to 50 Acres of outdoor growing. With the indoor growing it is very difficult to get good quality harvest, so a lot of small farms were closed in 2018 as it was not possible to make a profit with farms of 1,000 -3,000 plants.

Grow Factory has growers with many years of indoor growing experience. This results in the Company making about 20-grams of high-quality flower heads per plant over an 8-week period.

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

As of this date, we have already purchased a website (www.geantcorp.com). Our site portrays samples of products which our Company is able to produce, the production procedure, and incorporates some broad data and pictures of high-quality dung paper. We plan to utilize Internet advancement apparatuses on Facebook and Twitter to publicize our Company and make connections to our site.

The website related to cannabis cultivation is https://www.cannabissuisse.com. The growing process is streamed online on this website. Also, it includes the information about the main Company’s products, our team and our future plans of development.

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

On September 28, 2016 the Company executed a Rent office agreement, beginning on January 1, 2017, terminated on January 01, 2018 and was extended through December 31, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the quarter ended August 31, 2019, we have $360 of rent expense.

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

Results of Operations for the three months ended August 31, 2019 and 2018:

Revenue

For the three months ended August 31, 2018, the Company has not generated any revenue.

For the three months ended August 31, 2019, the Company generated total revenue of $59,252 from selling products to the customer. The cost of goods sold for the three months ended August 31, 2019 was $19,959, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended August 31, 2018, were $7,799. The operating expenses for the three months ended August 31, 2018, included professional fees of $5,715; depreciation expense of $1,724; and general and administrative expenses of $360.

Total operating expenses for the three months ended August 31, 2019, were $167,583. The operating expenses for the three months ended August 31, 2019, included professional fees of $18,776; depreciation expense of $679; and general and administrative expenses of $148,128.

Net Loss

The net loss for the three months ended August 31, 2019 and 2018 was $128,290 and $7,799 respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2019, the Company had cash of $67,203. Furthermore, the Company had a working capital deficit of $266,382.The increase in working capital deficit in attributed to increase in operating expenses and not generating commensurate revenue.

During the quarter ended August 31, 2019, the Company used $105,375 of cash in operating activities. For the three months ended August 31, 2019, our net cash used in operating activities was primarily attributable to the net loss of $128,290, accounts receivable of $(36,849), inventory of $19,959, prepaid expenses of $10,467, accounts payable of $19,558 and accrued liabilities of $8,864.

During the quarter ended August 31, 2018, the Company used $1,075 of cash in operating activities. For the three months ended August 31, 2018, our net cash used in operating activities was primarily attributable to the net loss of $7,799 and accrued liabilities of $5,000. The increase in cash used for operating activities was due to the fact that after the Cannabis Suisse LLC Acquisition we had more operations in the current period compared to prior year.

During the quarters ended August 31, 2019 and 2018 the Company did not have cash in investing activities.

During the quarter ended August 31, 2019, the Company generated $88,396 of cash in financing activities, which came from advances from related parties.

During the quarter ended August 31, 2018, the Company generated $1,075 of cash in financing activities, which came from advances from related parties.The increase in cash used for financing activities is attributed to increase in operating expenses.

In its audited consolidated financial statements as of May 31, 2019, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of August 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.We did not implement appropriate information technology controls – As of August 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Switzerland, Dietikon on December 3, 2019.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)