Form 10-Q
period 2019-11-30
CANNABIS SUISSE CORP.
filed 2020-01-21
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2019

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

Yes ☐ No ⌧

As of January 21, 2020 there were 34,500,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim consolidated financial statements of Cannabis Suisse Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	November 30, 2019 (unaudited)	May 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$26,871	$84,181
Accounts Receivable	56,677	2,528
VAT Tax Receivable	4,085	368
Inventory	34,755	76,329
Prepaid Expenses	-	10,467
Total Current Assets	122,388	173,873
Fixed Assets, net	84,715	93,038
Goodwill	65,675	65,675
Operating lease right of use asset	173,041	-
TOTAL ASSETS	$445,819	$332,586
LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts Payable	$85,923	$47,109
Accrued Liabilities	49,751	7,414
Advances from Related Parties	389,119	258,122
Lease Liabilities - Short-term	33,388	-
Total Current Liabilities	558,181	312,645
Non-Current Liabilities
Lease Liabilities - Long-term	139,653	-
Total Non-Current Liabilities	139,653	-
Total Liabilities	697,834	312,645
Commitments and Contingencies (Note 6)
Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	51,695	51,695
Accumulated Deficit	(338,210)	(66,254)
Total Stockholders’ (Deficit) Equity	(252,015)	19,941
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$445,819	$332,586

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended November 30, 2019	For the three months ended November 30, 2018	For the six months ended November 30, 2019	For the six months ended November 30, 2018

REVENUES	$47,190	$-	$106,442	$-
Cost of Goods Sold	21,615	-	41,574	-
Gross Profit	25,575	-	64,868	-

OPERATING EXPENSES
Professional Fees	28,579	2,425	46,355	8,140
Depreciation	7,643	1,724	8,323	3,448
General and administrative expenses	133,019	360	282,147	720
TOTAL OPERATING EXPENSES	169,241	(4,509)	336,825	(12,308)

OPERATING LOSS	(143,666)	(4,509)	(271,957)	(12,308)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(143,666)	$(4,509)	$(271,957)	$(12,308)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-

COMPREHENSIVE LOSS	$(143,666)	$(4,509)	$(271,957)	$(12,308)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	57,100,000	34,500,000	57,100,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Discount on Common Stock	Accumulated Deficit	Comprehensive Income/Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, May 31, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ (43,526)	$ -	$ (7,331)

Net loss for the three months	-	-	-	-	(7,799)	-	(7,799)

Balance, August 31, 2018	57,100,000	57,100	-	(20,905)	(51,325)	-	(15,130)

Net loss for the three months	-	-	-	-	(4,509)	-	(4,509)

Balance, November 30, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ (55,834)	$ -	$ (19,639)

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ -	$ 19,941

Net loss for the three months	-	-	-	-	(128,290)	-	(128,290)

Balance, August 31, 2019	34,500,000	34,500	51,695	-	(194,544)	$ -	$ (108,349)

Net loss for the three months	-	-	-	-	(143,666)	-	(143,666)

Balance, November 30, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (338,210)	$ -	$ (252,015)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended November 30, 2019	For the six months ended November 30, 2018
OPERATING ACTIVITIES
Net loss	$(271,957)	$(12,308)
Depreciation	8,323	3,448
Adjustments to reconcile net loss
to net cash provided by operations:
Accounts Receivable	(54,149)	-
VAT tax receivable	(3,717)	-
Inventory	41,574	-
Prepaid Expenses	10,467	-
Accounts Payable	38,816	-
Accrued Liabilities	42,337	-
Net cash used in Operating Activities	(188,306)	(8,860)
FINANCING ACTIVITIES
Advances from Related Parties	130,996	8,860
Net cash provided by Financing Activities	130,996	8,860
Net cash decrease for period	(57,310)	-
Cash at beginning of period	84,181	6,187
Cash at end of period	$26,871	$6,187

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$195,394	$-

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2019 are not necessarily indicative of the results to be expected for the year ending May 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $26,871 and $84,181 of cash and cash equivalents as of November 30, 2019, and May 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the FIFO method. The Company had $34,755 and $76,329 in inventory as of November 30, 2019, and May 31, 2019, respectively.

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

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of November 30, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Subsidiary owns all of the capital stock of Grow Factory GmbH, a corporation incorporated in Zurich, Switzerland on March 13, 2017. Its office is located in Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations on March 2018.

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Grow Factory for the six months ended November 30, 2018, respectively, as if this business combination had occurred as of June 1, 2017. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on June 1, 2017. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the Company's results of operations for the six months ended November 30, 2018:

2018
Net revenue	$-
Net loss	(38,200)
Net loss per share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	57,100,000

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The calculations of pro forma net revenue and pro forma net loss give effect to the business combination for the period from June 1, 2017 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, and (ii) incremental depreciation and amortization for the business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives.

NOTE 5 – PROPERTY AND EQUIPMENT

	November 30, 2019	May 31, 2019
Equipment	$58,778	$58,778
Furniture and fixtures	31,881	31,881
Office machines, IT equipment	9,044	9,044
Leasehold Improvements	8,354	8,354
Depreciation	(23,342)	(15,019)
Net property and equipment	$84,715	$93,038

For the six months ended November 30, 2019 and 2018 the Company recognized depreciation expense in the amount of $8,323 and $3,448, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which terminated on December 31, 2019. This premise was used as a representative office for the customers. The rent expense for each of the six months ended November 30, 2019, and 2018 was $720. The Company is currently negotiating a renewal of the lease agreement.

In 2017, the Company’s Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. The rent expense for the six months ended November 30, 2019 was $35,315.

The Company implemented a new accounting policy according to the ASC 842, Leases, on June 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $195,394 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 30, 2019, discounted at the incremental borrowing rate. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of November 30, 2019, and May 31, 2019, the right-of use asset and lease liabilities are as follows:

	November 30, 2019	May 31, 2019
	(unaudited)

Right-of-use asset – operating leases	$173,041	$-

Lease Liabilities - Short-term	$33,388	$-
Lease Liabilities - Long-term	139,653	-
Total Lease Liabilities	$173,041	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease cost and other information

	Six months ended November 30,
	2019	2018
	(unaudited)	(audited)

Operating lease cost	$34,465	$17,248
Weighted average remaining lease term - Operating leases (years)	2.5	-
Weighted average discount rate	3%	-

Required future principal payments under the Company’s lease obligation are set for below:

Year ending May 31

2020 (remaining six months)	$40,200
2021	79,752
2022	79,752
Total	$199,704

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of November 30, 2019, and May 31, 2019, the Company has drawn $49,458 and $54,500, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods through December 2020.

The Company’s subsidiary received $339,661 and $203,622 as advances from related parties as of November 30, 2019, and May 31, 2019, respectively. The advances are interest-free and due on demand.

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

Also, during the year ended May 31, 2019, the Company had 32,600,000 shares of common stock returned. On March 8, 2019, a total of 22,600,000 shares related to the cancellation of restricted shares to reduce the director’s percentage of shares. On May 31, 2019, 10,000,000 shares were returned to be issued for the acquisition of Cannabis Suisse LLC.

NOTE 9 –SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019, as discussed in Note 4, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp. segment. After the Cannabis Suisse LLC business combination, the Company's CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Cannabis Suisse Corp segment produces the paper made from elephant dung for making various stationery products and subsequent selling thereof. The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils.

Net revenue by reporting segment for the six months ended November 30, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$1,066	$-
Cannabis Suisse LLC	105,376	-
Total Revenue	$106,442	$-

Gross profit by reporting segment for the six months ended November 30, 2019 and 2018, is as follows:

	2019	2018
Cannabis Suisse Corp	$(263)	$-
Cannabis Suisse LLC	65,131	-
Total Gross Profit	$64,868	$-

Assets by reporting segment as of November 30, 2019 and May 31, 2019, is as follows:

	November 30, 2019	May 31, 2019
Cannabis Suisse Corp	$74,943	$24,441
Cannabis Suisse LLC	370,876	308,145
Total Assets	$445,819	$332,586

NOTE 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

On December 22, 2017, Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018

The Company has no tax position at November 30, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at November 30, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at November 30, 2019 was $71,024. The net change in valuation allowance during the six months ended November 30, 2019 was $57,110. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2019 and May 31, 2019. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $338,210 at November 30, 2019, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of November 30, 2019 and May 31, 2019, are as follows:

	November 30, 2019	May 31, 2019
Net operating loss carryforward	$(338,210)	$(66,254)
Effective tax rate	21%	21%
Deferred tax asset	71,024	13,914
Less: Valuation allowance	(71,024)	(13,914)
Net deferred asset	$-	$-

The change in the valuation allowance during the six months ended November 30, 2019 and May 31, 2019, was $55,648 and $4,774, respectively.

	November 30, 2019	May 31, 2019
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$71,024	$13,914
Valuation allowance	(71,024)	(13,914)
Net benefit	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to November 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

The growing process is streamed online on the website https://www.cannabissuisse.com (https://www.cannabissuisse.com/)

At the moment, Grow Factory has already launched the first distribution of 4 gr. and 12 gr. flowerhead packages under the brand name Alpine Cannabis. The Company intends to produce 10,000 packages in total. They are distributed to 40 CBD sales places in Switzerland and various tank stations on the border between Italy and Switzerland. Two different forms of packaging were designed: a 12 gr box costs 44 CHF and a 4 gr box costs 22 CHF. A 12 gr box is specially made for about 40 special CBD stores in Switzerland, where the product is scheduled to come into immediately after production. A 4 gr box is dedicated for selling in tank stations on the border between Switzerland and Italy.

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

With regard to the cannabis market, the Swiss market has a few big competitors now, the rest are small farms with under 1,000 plants in production and mostly outdoor. The big farms have more than 20,000 plants in indoor growing and from 10 to 50 Acres of outdoor growing. With the indoor growing, it is very difficult to get good quality harvest, so a lot of small farms were closed in 2018 as it was difficult to make a profit with farms of 1,000 -3,000 plants.

Grow Factory has growers with many years of indoor growing experience. This results in the Company making about 20-grams of high-quality flower heads per plant over an 8-week period.

It is quite difficult to find a landlord in Switzerland for indoor grow who accepts CBD production. Currently Grow Factory rents the territory of 400 m2. It is not enough for the further development so the Company needs an approval for the new 4000 m2 place which is planned to be available soon.

The prices on weed have been decreasing in Switzerland, so in order to get a part of the market, Grow Factory has to reduce the price and produce more hemp.

A 12 gr flowerhead box generally costs 50 CF, so Grow Factory will sell 1 gr more than their competitors do for 50 CF and we believe the product is of a much higher quality. We believe Grow Factory will get a huge part of the CBD market when it is known by the customers.

A 4 gr flowerhead box costs 22 CF. Competitors sell 3 or 3.5 gr. boxes at the same price.

Sales price for Grow Factory products will not increase a lot. It is more important for the Company to get well-known and branded in Switzerland.

Marketing

We intend to use such marketing strategies such as web advertisements, direct mailing, and phone calls to acquire potential customers. We intend to attract traffic to our website by a variety of online marketing tactics, such as registering with top search engines, using selected key words and meta-tags, and utilizing link and banner exchange options. We will utilize numerous Internet showcasing instruments to direct activity to our site and distinguish potential clients.

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

On September 28, 2016 the Company executed a Rent office agreement, beginning on January 1, 2017, terminated on January 01, 2018 and was extended through December 31, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the six months ended November 30, 2019, we have $720 of rent expense.

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

Results of Operations for the three and six months ended November 30, 2019 and 2018:

Revenue

For the three and six months ended November 30, 2018, the Company has not generated any revenue.

For the three months ended November 30, 2019, the Company generated total revenue of $47,190 from selling products to the customer. The cost of goods sold for the three months ended November 30, 2019 was $21,615, which represent the cost of raw materials.

For the six months ended November 30, 2019, the Company generated total revenue of $106,442 from selling products to the customer. The cost of goods sold for the six months ended November 30, 2019 was $41,574, which represent the cost of raw materials.

Operating expenses

The increase in operating expenses is a result of the Cannabis Suisse LLC Acquisition in 2019.

Total operating expenses for the three months ended November 30, 2018, were $4,509. The operating expenses for the three months ended November 30, 2018, included professional fees of $2,425; depreciation expense of $1,724; and general and administrative expenses of $360.

Total operating expenses for the three months ended November 30, 2019, were $169,241. The operating expenses for the three months ended November 30, 2019, included professional fees of $28,579; depreciation expense of $7,643; and general and administrative expenses of $133,019.

Total operating expenses for the six months ended November 30, 2018, were $12,308. The operating expenses for the six months ended November 30, 2018, included professional fees of $8,140; depreciation expense of $3,448; and general and administrative expenses of $720.

Total operating expenses for the six months ended November 30, 2019, were $336,825. The operating expenses for the six months ended November 30, 2019, included professional fees of $46,355; depreciation expense of $8,323; and general and administrative expenses of $282,147.

Net Loss

The net loss for the three months ended November 30, 2019 and 2018 was $143,666 and $4,509 respectively.

The net loss for the six months ended November 30, 2019 and 2018 was $271,957 and $12,308 respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2019, the Company had cash of $26,871. Furthermore, the Company had a working capital deficit of $435,793.

During the six months ended November 30, 2019 and 2018 the Company used $188,306 and $8,860 of cash in operating activities respectively. This increase is generally related to increase in net loss; accounts receivable; inventory; prepaid expenses; accounts payable and accrued liabilities.

During the six months ended November 30, 2019 and 2018 the Company did not have cash in investing activities.

During the six months ended November 30, 2019 and 2018 the Company was provided $130,996 and $8,860 of cash in financing activities respectively, which came from advances from related parties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of November 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.We did not implement appropriate information technology controls – As of November 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Switzerland, Dietikon on January 21, 2020.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)