Form 10-Q
period 2020-02-29
CANNABIS SUISSE CORP.
filed 2020-06-03
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2020

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

Yes ☐ No ⌧

As of June 3, 2020 there were 34,500,000 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	February 29, 2020 (unaudited)	May 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$7,855	$84,181
Accounts Receivable	57,537	2,528
VAT Tax Receivable	-	368
Inventory	18,494	76,329
Prepaid Expenses	-	10,467
Total Current Assets	83,886	173,873
Fixed Assets, net	83,234	93,038
Goodwill	65,675	65,675
Operating lease right of use asset	159,184	-
TOTAL ASSETS	$391,979	$332,586
LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts Payable	$97,360	$47,109
Accrued Liabilities	26,910	7,414
Advances from Related Parties	435,016	258,122
Lease Liabilities - Short-term	74,461	-
Total Current Liabilities	633,747	312,645
Non-Current Liabilities
Lease Liabilities - Long-term	84,722	-
Total Non-Current Liabilities	84,722	-
Total Liabilities	718,469	312,645
Commitments and Contingencies (Note 6)
Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	51,695	51,695
Accumulated other comprehensive loss	(9,273)	-
Accumulated Deficit	(403,412)	(66,254)
Total Stockholders’ (Deficit) Equity	(326,490)	19,941
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$391,979	$332,586

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended February 29, 2020	For the three months ended February 28, 2019	For the nine months ended February 29, 2020	For the nine months ended February 28, 2019

REVENUES	$57,531	$-	$163,973	$-
Cost of Goods Sold	16,990	-	58,564	-
Gross Profit	40,541	-	105,409	-

OPERATING EXPENSES
Professional Fees	29,880	3,604	76,235	11,745
Depreciation	4,161	1,376	12,484	4,823
General and administrative expenses	71,702	360	353,846	1,080
TOTAL OPERATING EXPENSES	105,743	5,340	442,565	17,648

OPERATING LOSS	(65,202)	(5,340)	(337,156)	(17,648)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(65,202)	$(5,340)	$(337,156)	$(17,648)

Other comprehensive loss:
Foreign currency translation adjustment	(9,273)	-	(9,273)	-

COMPREHENSIVE LOSS	$(74,475)	$(5,340)	$(346,429)	$(17,648)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	57,100,000	34,500,000	57,100,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Discount on Common Stock	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, May 31, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ -	$ (43,526)	$ (7,331)

Net loss for the three months	-	-	-	-	-	(7,799)	(7,799)

Balance, August 31, 2018	57,100,00	57,100	-	(20,905)	-	(51,325)	(15,130)

Net loss for the three months	-	-	-	-	-	(4,509)	(4,509)

Balance, November 30, 2018	57,100,000	57,100	-	(20,905)	-	(55,834)	(19,639)

Net loss for the three months	-	-	-	-	-	(5,340)	(5,340)

Balance, February 28, 2019	57,100,000	$ 57,100	$ -	$ (20,905)	$ -	$ (61,174)	$ (24,979)

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ -	$ (66,254)	$ 19,941

Net loss for the three months	-	-	-	-	-	(128,290)	(128,290)

Balance, August 31, 2019	34,500,000	34,500	51,695	-	-	(194,544)	(108,349)

Net loss for the three months	-	-	-	-	-	(143,666)	(143,666)

Balance, November 30, 2019	34,500,000	34,500	51,695	-	-	(338,210)	(252,015)

Foreign currency translation adjustment	-	-	-	-	(9,273)	-	(9,273)
Net loss for the three months	-	-	-	-	-	(65,202)	(65,202)

Balance, February 29, 2020	34,500,000	$ 34,500	$ 51,695	$ -	$ (9,273)	$ (403,412)	$ (326,490)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended February 29, 2020	For the nine months ended February 28, 2019
OPERATING ACTIVITIES
Net loss	$(337,156)	$(17,648)
Depreciation	12,484	4,823
Adjustments to reconcile net loss
to net cash provided by operations:
Accounts Receivable	(55,009)	-
VAT tax receivable	368	-
Inventory	57,835	-
Prepaid Expenses	10,467	-
Accounts Payable	50,251
Accrued Liabilities	19,495	-
Net cash used in Operating Activities	(241,265)	(12,825)
FINANCING ACTIVITIES
Advances from Related Parties	176,894	12,825
Net cash provided by Financing Activities	176,894	12,825
Effect of exchange rate on cash	(11,955)	-
Net cash decrease for period	(76,326)	-
Cash at beginning of period	84,181	6,187
Cash at end of period	$7,855	$6,187

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$195,394	$-

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

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

Following the acquisition of Cannabis Suisse LLC (see Note 4), the Company has been engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cigarettes, and other health related supplements.

On March 1, 2020, the management of the Company decided to cease operations involving elephant dung-made paper based in Sri Lanka and discontinue using the premises located at Kiranthidiya road 114, Beruwala, Sri Lanka, 12070.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 29, 2020 are not necessarily indicative of the results to be expected for the year ending May 31, 2020.

 The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2019.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, («GAAP»). The Company’s year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary Cannabis Suisse LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,855 and $84,181 of cash and cash equivalents as of February 29, 2020, and May 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or market. The Company had $18,494 and $76,329 in inventory as of February 29, 2020, and May 31, 2019, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, “Revenue from contracts with customers” (Topic 606). Revenue is recognized when a customer obtains control of promised goods of services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (FASB) ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 29 and 28, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) Leases. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company adopted the new guidance effective June 1, 2019, using a modified retrospective method, under which it will record an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. The Company also elected to adopt the policy not to apply the recognition provisions to short term leases.

This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The Company does not expect the new standard to have a material impact on its results of operations or cash flows.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of February 29, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Grow Factory for the nine months ended February 28, 2019, respectively, as if this business combination had occurred as of June 1, 2018 The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on June 1, 2018 The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the Company's results of operations for the nine months ended February 28, 2019:

2019
Net revenue	$-
Net loss	(151,210)
Net loss per share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	57,100,000

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The calculations of pro forma net revenue and pro forma net loss give effect to the business combination for the period from June 1, 2018 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, and (ii) incremental depreciation and amortization for the business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives.

NOTE 5 – PROPERTY AND EQUIPMENT

	February 29, 2020	May 31, 2019
Equipment	$73,006	$58,778
Furniture and fixtures	33,598	31,881
Office machines, IT equipment	2,066	9,044
Leasehold Improvements	8,354	8,354
Depreciation	(33,790)	(15,019)
Net property and equipment	$83,234	$93,038

For the nine months ended February 29 and 28, 2020 and 2019 the Company recognized depreciation expense in the amount of $12,484 and $4,823, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which terminated on February 29, 2020. This premise was used as a representative office for the customers. The rent expense for each of the nine months ended February 29 and 28, 2020, and 2019 was $1,240 and $1,080. The Company has decided to discontinue using the mentioned office space since March 1, 2020.

In 2017, the Company’s Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. The rent expense for the nine months ended February 29, 2020 was $54,550.

The Company implemented a new accounting policy according to the ASC 842, Leases, on June 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $195,394 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of February 29, 2020, discounted at the incremental borrowing rate. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of February 29, 2020, and May 31, 2019, the right-of use asset and lease liabilities are as follows:

	February 29, 2020	May 31, 2019
	(unaudited)

Right-of-use asset – operating leases	$153,640	$-

Lease Liabilities - Short-term	$67,131	$-
Lease Liabilities - Long-term	86,509	-
Total Lease Liabilities	$153,640	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Lease cost and other information

	Nine months ended
	February 29, 2020	February 28, 2019
	(unaudited)	(audited)

Operating lease cost	$60,868	$52,660
Weighted average remaining lease term - Operating leases (years)	2.5	-
Weighted average discount rate	3%	-

Required future principal payments under the Company’s lease obligation are set for below:

Year ending May 31

2020 (remaining three months)	$20,964
2021	79,752
2022	79,752
Total	$180,468

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of February 29, 2020, and May 31, 2019, the Company has drawn $54,708 and $54,500, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods through December 2020. The Company has decided to discontinue using the mentioned office space since March 1, 2020.

The Company’s subsidiary received $380,308 and $203,622 as advances from related parties as of February 29, 2020, and May 31, 2019, respectively. The advances are interest-free and due on demand.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

On December 22, 2017, Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018

The Company has no tax position at February 29, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 29, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at February 29, 2020 was $84,717. The net change in valuation allowance during the nine months ended February 29, 2020 was $70,803. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 29, 2020 and May 31, 2019. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $403,412 at February 29, 2020, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of February 29, 2020 and May 31, 2019, are as follows:

	February 29, 2020	May 31, 2019
Net operating loss carryforward	$(403,412)	$(66,254)
Effective tax rate	21%	21%
Deferred tax asset	84,717	13,914
Less: Valuation allowance	(84,717)	(13,914)
Net deferred asset	$-	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The change in the valuation allowance during the nine months ended February 29, 2020 and May 31, 2019, was $70,803 and $4,774, respectively.

	February 29, 2020	May 31, 2019
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$84,717	$13,914
Valuation allowance	(84,717)	(13,914)
Net benefit	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to February 29, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

In General

We were incorporated in the State of Nevada on February 26, 2016. Our initial business direction was the production of paper made from elephant dung (poo) for making different stationery products and distribution thereof primarily in Sri Lanka. The Company ceased the mentioned operations on March 1, 2020.

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

Our business office is located at Lerzenstrasse 12, 8953 Dietikon, Switzerland. Our telephone number is +15022082098.

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

Product Overview

The main business of the Company is cannabis cultivation and distribution. Switzerland has the highest allowed legislative THC content in Europe (1%) for sales of cannabis products in retail outlets (without medical receipt). This makes Switzerland an ideal geographic location to manufacture cannabis products, with an intent to scale the business into worldwide distribution.

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

Competition

We acknowledge the market of CBD-related items is rather competitive. There are several companies that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors is the established customer base and marketing outlets. Howbeit, we arrange on a wholesale exchange, for the most part, so we will have capacity to offer our item for extensive organizations in huge amounts. Therefore, we believe our item is more extensive, the quality is better, and our ways to deal with business are more flexible.

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

Description of property

Our chief executive officer, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises at no charge. He will not take any fee for these premises. This premise is used for production of the goods. The Company has decided to discontinue using the mentioned office space since March 1, 2020.

On September 28, 2016 the Company executed a Rent office agreement, beginning on January 1, 2017, terminated on January 01, 2018 and was extended through December 31, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. For the nine months ended February 29, 2020, we have $1,240 of rent expense. This Rent office agreement has been terminated since March 1, 2020.

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

Results of Operations for the three and nine months ended February 29 and 28, 2020 and 2019:

Revenue

For the three and nine months ended February 28, 2019, the Company has not generated any revenue.

For the three months ended February 29, 2020, the Company generated total revenue of $57,531 from selling products to the customer. The cost of goods sold for the three months ended February 29, 2020 was $16,990, which represent the cost of raw materials.

For the nine months ended February 29, 2020, the Company generated total revenue of $163,973 from selling products to the customer. The cost of goods sold for the nine months ended February 29, 2020 was $58,564, which represent the cost of raw materials.

Operating expenses

The increase in operating expenses is a result of the Cannabis Suisse LLC Acquisition in 2019.

Total operating expenses for the three months ended February 28, 2019, were $5,340. The operating expenses for the three months ended February 28, 2019, included professional fees of $3,604; depreciation expense of $1,376; and general and administrative expenses of $360.

Total operating expenses for the three months ended February 29, 2020, were $105,743. The operating expenses for the three months ended February 29, 2020, included professional fees of $29,880; depreciation expense of $4,161; and general and administrative expenses of $71,702.

Total operating expenses for the nine months ended February 28, 2019, were $17,648. The operating expenses for the nine months ended February 28, 2019, included professional fees of $11,745; depreciation expense of $4,823; and general and administrative expenses of $1,080.

Total operating expenses for the nine months ended February 29, 2020, were $442,565. The operating expenses for the nine months ended February 29, 2020, included professional fees of $76,235; depreciation expense of $12,484; and general and administrative expenses of $353,846.

Net Loss

The net loss for the three months ended February 29 and 28, 2020 and 2019 was $65,202 and $5,340 respectively.

The net loss for the nine months ended February 29 and 28, 2020 and 2019 was $337,156 and $17,648 respectively.

Liquidity and Capital Resources and Cash Requirements

As of February 29, 2020, the Company had cash of $7,855. Furthermore, the Company had a working capital deficit of $549,861.

During the nine months ended February 29 and 28, 2020 and 2019 the Company used $241,265 and $12,825 of cash in operating activities respectively. This increase is generally related to increase in inventory; prepaid expenses; accounts payable; accrued liabilities and decrease in net loss; accounts receivable.

During the nine months ended February 29 and 28, 2020 and 2019 the Company did not have cash in investing activities.

During the nine months ended February 29 and 28, 2020 and 2019 the Company was provided $176,894 and $12,825 of cash in financing activities respectively, which came from advances from related parties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 29, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As of February 29, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Dietikon, Switzerland on June 3, 2020.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)