Form 10-K
period 2020-05-31
CANNABIS SUISSE CORP.
filed 2020-09-15
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2020

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