Form 10-K/A
period 2020-05-31
CANNABIS SUISSE CORP.
filed 2020-10-27
CIK 1680132

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No⌧

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,500,000 common shares issued and outstanding as of October 26, 2020.

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

Item 1. Description of Business

In General

We were incorporated in the State of Nevada on February 26, 2016. Our initial business direction was production of paper made from elephant dung for making different stationery products and distributing them mainly in Sri Lanka. The Company ceased the mentioned operations on March 1, 2020.

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State for changing the Company’s name from ‘Geant Corp.’ to ‘Cannabis Suisse Corp.’

Following the acquisition of Cannabis Suisse LLC, we have been engaged in the business of production of OTC (over-the-counter) products - for example Cannabidiol (CBD) oils, as well as retail branded cannabis cigarettes, and other health related supplements.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Our business office is located at Lerzenstrasse 12, 8953 Dietikon, Switzerland. The Board of Directors considers the said premises appropriate for the business direction the Company is following. Our telephone number is +15022082098.

Stock Transfer Agreement

On May 31, 2019, the President of the Company, Suneetha Nandana Silva Sudusinghe, on behalf of the Company entered into a Stock Transfer Agreement with Cecillia Merige Jensen whereby the Company acquired through merger all of the issued and outstanding capital stock of Cannabis Suisse LLC, a Wyoming limited liability company (“Subsidiary”). In exchange, Ms. Jensen received 10,000,000 shares of common stock of the Company from Mr. Sudusinghe. Mr. Sudusinghe’s share ownership in the Company has been reduced from 17,400,000 to 7,400,000 shares. Immediately prior to the above-mentioned transaction, the Company had 34,500,000 shares of common stock issued and outstanding and immediately after the above-mentioned transaction, the Company had 34,500,000 shares of common stock issued and outstanding.

The Subsidiary owns all of the capital stock of Grow Factory GmbH (“Grow Factory”), a limited liability company incorporated in Zurich, Switzerland March 13, 2017. Its registered office space is located at Lerzenstrasse 12, 8953 Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations in March 2018.

Product Overview

The main business of the Company is cultivation and distribution of cannabis and the related products. Switzerland has the highest allowed legislative Tetrahydrocannabinol (THC) content in Europe (1%) for sales of cannabis products in retail outlets (without medical receipt). This condition makes Switzerland a perfect geographic location for manufacturing cannabis products and intending to scale the business into worldwide distribution.

Various diluted sequences of THC/CBD ratio can be produced to match legislation and regulation on individual markets with other permitted levels of THC. It enables worldwide production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cannabis cigarettes, and other health related supplements.

The growing process has been streamed online on the website https://www.cannabissuisse.com since June 25, 2019.

Grow Factory is distributing 4 gr. and 12 gr. flowerhead packages under the brand name of Alpine Cannabis. They are distributed to 40 CBD sales places in Switzerland and various tank stations on the border between Italy and Switzerland. There are two different forms of packaging: a 12-gr box for the price of 44 CHF and a 4-gr box for the price of 22 CHF. A 12-gr box is specially made for about 40 special CBD stores in Switzerland, where the product is scheduled to come into immediately after production. A 4-gr box is meant for selling in tank stations on the border between Switzerland and Italy.

Another line of products is Alpine Cannabis CBD Pure Base being an e-liquid base for electronic cigarettes. It provides a boost of CBD to any favorite e-liquids and is available with various degrees of CBD strengths. Alpine Cannabis CBD Pure Base provides: certified CBD concentration in 10 ml bottles; guaranteed absence of THC & totally nicotine-free e-liquid base; no alcohol and no animal extracts; U.S. pharmacopeia/food grade ingredients; tamper-proof and childproof package; diacetyl free and quality-controlled production. The product contains 100% of propylene glycol and various levels of CBD, such as 100mg, 300mg and 500mg per 10 ml bottle, and 200mg, 500mg and 1000mg per 30 ml bottle. The prices range from ˆ19.00 for Alpine Cannabis CBD PURE BASE 100 mg 10 ml bottles to ˆ89.00 for Alpine Cannabis CBD PURE BASE 1000 mg 30 ml bottles.

The Company is also engaged in production of pre-rolled cannabis joints based on the V1 Cannabis Strain. They are wrapped in premium quality paper from RAW (rolling papers) brand and are made only of quality fresh buds (no leaves) cultivated with non-pesticide fertilizers and biological control agents. The new product line of handmade pre-rolled CBD joints contains no additives. They are free from pesticides, fungicides, heavy metals or nicotine. Cannabis Suisse is the first company in Switzerland to offer this uniquely blended fusion of organic cones with optimally boosted CBD content. The THC level is naturally kept under 1%. CBD flower pre-rolled joints are an all-natural alternative to CBD oil products. They offer pain-relieving, calming, and anti-inflammatory properties.

Market background

In August 2018, Forbes magazine listed Switzerland as the third most overlooked marijuana market in the world.

Cannabis users from California, Colorado, Arizona, Oregon, and Washington spent around $36 million in pre-rolled joints only in May of 2019 according to the report introduced by BDS Analytics. (https://bdsa.com/wp-content/uploads/2019/07/CPI-Template-May.pdf) Apart from that, at the end of 2019, the Swiss government finally removed the 25% tobacco tax which was a significant event for the country. In five years from now, Europe is expected to become the largest legal cannabis market in the world. In 2019, the industry there has grown more than in the last six years together.

Some European countries like Germany, Denmark, Malta, Greece, and Italy discussed the possibility of creating a completely regulated cannabis market by 2028. Furthermore, Luxembourg intends to introduce a regulated market for adult use of cannabis by 2023.

The research conducted by the Brightfield Group, and based on impending regulatory changes in EU, indicates that the European CBD market is expected to be worth $1.7 billion by 2023. The cannabis market in general is also set to experience rapid growth, from $318 million in 2018 to nearly $8 billion by 2023.

Competition

We acknowledge the market of CBD-related items is rather competitive. There are several companies that offer comparative items and we have to compete with them. We see the main competitive advantage of our competitors is the established customer base and marketing outlets. Nevertheless, we arrange on a wholesale exchange, for the most part, so we have capacity to offer our items for extensive organizations in huge amounts. Therefore, we believe our item is more extensive, the quality is better, and our ways to deal with business are more flexible.

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

The prices on weed have been decreasing in Switzerland, so in order to get a part of the market, Grow Factory has to reduce the price and produce more hemp. A 12 gr flowerhead box generally costs 50 CF, so Grow Factory will sell 1 gr more than their competitors do for 50 CF and we believe the product is of a much higher quality. We believe Grow Factory will get a huge part of the CBD market when it is known by the customers. A 4 gr flowerhead box costs 22 CF. Competitors sell 3 or 3.5 gr boxes at the same price.  Sales price for Grow Factory products will not increase a lot. It is more important for the Company to get well-known and branded in Switzerland.

Marketing

We use marketing strategies such as web advertisements, press releases, direct mailing, and phone calls to acquire potential customers. We attract traffic to our website by a variety of online marketing tactics, such as registering with top search engines, using selected key words and meta-tags, and utilizing link and banner exchange options.

The website related to cannabis cultivation is https://www.cannabissuisse.com. The growing process is streamed online on this website. Also, it includes the information about the main Company’s products, our team and our plans for further development.

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

Description of property

Our chief executive officer, Suneetha Nandana Silva Sudusinghe, has agreed to provide us his own premises at no charge. He will not take any fee for these premises. This premise is used for production of the goods. The Company has discontinued using the mentioned office space on March 1, 2020.

On September 28, 2016, the Company entered into a rental agreement for office space beginning January 1, 2017 through January 1, 2018. The rental agreement was extended through March 1, 2020. The premises were used as a representative office for customers. For the years ended May 31, 2020 and 2019, $1,240 and $1,440 of rent expense was recorded, respectively.

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 which will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month. For the year ended May 31, 2020, we have $82,186 of rent expense.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on May 10, 2019, on the over-the-counter market, and is now quoted on the OTC Pink tier of the OTC Markets Group Inc. under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on October 26, 2020 was $0.075.

Number of Holders

As of May 31, 2020, the 34,500,000 issued and outstanding shares of common stock were held by a total of 42 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2020 and 2019.

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

Results of Operations for the years ended May 31, 2020 and 2019:

Revenue

For the year ended May 31, 2019 the Company generated total revenue of $7,530 from selling products to the customer. The cost of goods sold for the year ended May 31, 2019 was $2,538, which represent the cost of raw materials.

For the year ended May 31, 2020 the Company generated total revenue of $242,739 from selling products to our customers. The cost of goods sold for the year ended May 31, 2020 was $327,526, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended May 31, 2019 were $27,720. The operating expenses for the year ended May 31, 2019 included professional fees of $17,950; depreciation expense of $5,503 and general and administrative expenses of $4,267.

Total operating expenses for the year ended May 31, 2020 were $266,529. The operating expenses for the year ended May 31, 2020 included professional fees of $72,074; depreciation expense of $20,071 and general and administrative expenses of $174,384.

Net Loss

The net loss for the years ended May 31, 2020 and 2019 was $389,228 and $22,728, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2020, the Company had cash of $5 ($84,181 as of May 31, 2019). Furthermore, the Company had a working capital deficit of $540,594 ($135,518 as of May 31, 2019).

During the year ended May 31, 2020, the Company used $278,788 of cash in operating activities due to its net loss of $389,228; depreciation and amortization of $20,071; impairment expense $37,912; increase in accounts receivable of $74,320; increase in VAT tax receivable $1,442; decrease in inventory of $18,268; increase in accounts payable of $61,864, increase in accrued expenses of $11,064; increase in accrued wages of $38,625; increase in prepaid taxes of $12,069 and decrease in prepaid expenses of $10,467.

During the year ended May 31, 2019, the Company used $11,860 of cash in operating activities due to its net loss of $22,728; increase in inventory of $5,365; and depreciation of $5,503.

During the year ended May 31, 2020, the Company did not have cash in investing activities.

During the year ended May 31, 2019, the Company generated $70,854 of cash in investing activities as a result of the Cannabis Suisse LLC Acquisition.

During the year ended May 31, 2020, the Company generated $196,142 of cash in financing activities, which came from advances from related parties of $160,970, related party receivables of $10,040 and bank indebtedness of $45,212.

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

Related Party Transactions

There are two signed loan agreements between Cannabis Suisse Corp. and the President/CEO and a Director of the Company, Suneetha Nandana Silva Sudusinghe. The CEO agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agreed to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amounts of the Director’s loan accordingly to the sequence of loans; the director will be repaid from revenues of the Company, when it starts to earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand. As discussed in Note 8 to the financial statements, the Company's cash was held by the Company's Secretary, Cecillia Jensen.

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

Years Ended May 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Suisse Corp. (the Company) as of  and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for years ended  and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  and 2019, and the results of its operations and its cash flows for the years ended  and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of  and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2019.

Tampa, Florida

October 26, 2020

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED BALANCE SHEETS

	May 31, 2020	May 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$5	$84,181
Accounts Receivable, net	76,848	2,528
Related Party Receivable	10,040	-
Inventory, net	58,061	76,329
Prepaid Expenses	-	10,467
Prepaid Taxes	12,069	-
Total Current Assets	157,023	173,505
Fixed Assets, net	85,039	93,038
Other Assets
Goodwill	-	65,675
VAT Tax Receivable	1,810	368
Operating lease right of use asset	139,653	-
Total Other Assets	141,463	66,043
TOTAL ASSETS	$383,525	$332,586
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$108,973	$47,109
Accrued Expenses	18,478	7,414
Accrued Wages	38,625	-
Advances from Related Parties	415,470	254,500
Bank Indebtedness (Note 7)	45,212	-
Lease Liabilities - Short-term	70,859	-
Total Current Liabilities	697,617	309,023
Non-Current Liabilities
Long Term Loan	3,622	3,622
Lease Liabilities - Long-term	68,794	-
Total Non-Current Liabilities	72,416	3,622
Total Liabilities	770,033	312,645
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding as of May 31, 2020 and 2019	34,500	34,500
Additional Paid-In-Capital	51,695	51,695
Accumulated other comprehensive loss	(17,221)	-
Accumulated Deficit	(455,482)	(66,254)
Total Stockholders’ Equity	(386,508)	19,941
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$383,525	$332,586

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended May 31, 2020	For the year ended May 31, 2019

REVENUES
Sales of paper products	$1,066	$7,530
Sales of cannabis	181,609	-
Sales of face masks/disinfectant	60,064	-
Total Revenues	242,739	7,530
Cost of goods sold	327,526	2,538
Gross (Loss) Profit	(84,787)	4,992

OPERATING EXPENSES
Professional fees	72,074	17,950
Depreciation and amortization	20,071	5,503
General and administrative expenses	174,384	4,267
TOTAL OPERATING EXPENSES	266,529	27,720

OPERATING LOSS	(351,316)	(22,728)

Other expenses:
Impairment expense	37,912	-

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(389,228)	$(22,728)

Other comprehensive loss:
Foreign currency translation adjustment	(17,221)	-

COMPREHENSIVE LOSS	$(406,449)	$(22,728)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,541,096	51,976,712

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In-Capital	Discount on Common Stock	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, May 31, 2018	57,100,000	$ 57,100	$ -	$ (20,905)	$ -	$ (43,526)	$ (7,331)

Shares issued for acquisition	10,000,000	10,000	40,000	-	-	-	50,000
Net loss	-	-	-	-	-	(22,728)	(22,728)
Return of common stock	(32,600,000)	(32,600)	11,695	20,905		-	-

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ -	$ (66,254)	$ 19,941

Foreign currency translation adjustment	-	-	-	-	(17,221)	-	(17,221)
Net loss	-	-	-	-	-	(389,228)	(389,228)

Balance, May 31, 2020	34,500,000	$ 34,500	$ 51,695	$ -	$ (17,221)	$ (455,482)	$ (386,508)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31, 2020	Year ended May 31, 2019
OPERATING ACTIVITIES
Net loss	$(389,228)	$(22,728)
Depreciation and amortization	20,071	5,503
Impairment expense	37,912	-
Adjustments to reconcile net loss
to net cash provided by operations:
Accounts receivable	(74,320)	-
VAT tax receivable	(1,442)	-
Inventory	18,268	5,365
Prepaid expenses	10,467	-
Prepaid taxes	(12,069)	-
Accounts payable	61,864	-
Accrued expenses	11,064	-
Accrued wages	38,625	-
Net cash used in Operating Activities	(278,788)	(11,860)
INVESTING ACTIVITIES
Business combination, net of cash acquired	-	70,854
Net cash provided by Investing Activities	-	70,854
FINANCING ACTIVITIES
Advances from related parties	160,970	19,000
Related party receivables	(10,040)	-
Bank indebtedness	45,212	-
Net cash provided by (used in) Financing Activities	196,142	19,000
Effect of exchange rate on cash	(1,530)	-
Net cash increase (decrease) for period	(84,176)	77,994
Cash at beginning of period	84,181	6,187
Cash at end of period	$5	$84,181

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$195,394	$-

NON-CASH ACTIVITIES:
Shares issued for acquisition	$-	$50,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

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

Due to the COVID-19 pandemic, starting April 2020, the Company has been engaged in selling of face masks and disinfectants in order to extend the number of available products and provide the customers with an opportunity to comply with the safety measures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The Company’s year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary Cannabis Suisse LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5 and $84,181 of cash and cash equivalents as of May 31, 2020 and 2019, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. No allowance for doubtful accounts was recorded for the years ended March 31, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or market. The Company had $58,061 and $76,329 in inventory as of May 31, 2020 and 2019, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $5,937 and $0 in reserve for excess and obsolete inventory as of May 31, 2020 and 2019, respectively.

The Company had $9,408 and $0 of work in progress (WIP) inventory as of May 31, 2020 and 2019, respectively. Cannabis plants in the growth process are recognized as a WIP inventory.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

The following table sets out a breakdown of the inventory by classes as of May 31, 2020 and 2019:

	May 31, 2020	May 31, 2019
Raw materials	$26,768	$76,329
Finished goods	27,821	-
Work in Process inventory	9,408	-
Reserve for inventory	(5,936)	-
Total Inventory	$58,061	$76,329

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures

5-10 years

Office machines, IT equipment

5-10 years

Leasehold Improvements

2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

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

Impairment

Goodwill. Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year. The impairment test consists of comparing a reporting unit’s fair value to its carrying value. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group. Companies have the option to evaluate goodwill impairment based upon qualitative factors similar to the indicators described above.  If it is determined that the estimated fair value of the reporting unit is more likely than not less than the carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is necessary.

Impairment of Long-Lived Assets. The Company evaluates the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended May 31, 2020, the Company recognized an impairment of intangibles in the amount of $37,912.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from contracts with customers (Topic 606). Revenue is recognized when a customer obtains control of promised goods of services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Sales Concentration

A significant portion of the Company’s revenue has been derived from three customers. For the year ended May 31, 2020 and 2019, the three largest customers accounted for 82% and 0%, respectively, of the Company's total revenue.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the Consolidated Statements of Cash Flows for fiscal year ended May 31, 2019, where advances due to related parties of $3,622 was reclassified as a long-term loan. These changes in classification do not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Foreign Currency Translation

Assets and liabilities of the Company’s Swiss subsidiary are translated from Swiss francs to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustments for the reporting period are included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as accumulated other comprehensive loss within Stockholder’s Equity.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842) Leases. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company adopted the new guidance effective June 1, 2019, using a modified retrospective method, under which it will record an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. The Company also elected to adopt the policy not to apply the recognition provisions to short term leases.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2020, that are of significance or potential significance to the Company

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - BUSINESS COMBINATION

On May 31, 2019, the President of the Company, Suneetha Nandana Silva Sudusinghe, on behalf of the Company, entered into a Stock Transfer Agreement with Cecillia Merige Jensen whereby the Company acquired through merger all of the issued and outstanding capital stock of Cannabis Suisse LLC, a Wyoming limited liability company (“Subsidiary”). In exchange, Ms. Jensen received 10,000,000 shares of common stock of the Company from Mr. Sudusinghe. Mr. Sudusinghe’s share ownership in the Company was reduced from 17,400,000 to 7,400,000 shares.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

The Subsidiary owns all of the capital stock of Grow Factory GmbH, a limited liability company incorporated in Zurich, Switzerland on March 13, 2017. Its registered office space is located in Dietikon, Switzerland. Grow Factory is a fully licensed cannabis cultivation and distribution company in Switzerland for recreational tobacco products and medical CBD oils and commenced its operations in March 2018.

Assets acquired:
Cash and Cash Equivalents	$70,854
Accounts Receivable	2,528
Inventory	75,000
VAT Tax Receivable	368
Prepaid Expenses	10,467
Property and Equipment	85,050
Total identifiable assets acquired	244,267
Liabilities assumed:
Accounts Payable	(21,143)
Accrued Liabilities	(7,414)
Advances from Related Parties	(203,622)
Total identifiable liabilities assumed	(232,179)
Net identifiable assets acquired	12,088
Intangible Asset	37,912
Total purchase price allocation	$50,000

The purchase price allocation was preliminary at May 31, 2019.  During the year ended May 31, 2020, the Company completed a third-party valuation and finalized the assets acquired and liabilities assumed. The final amounts allocated to assets acquired and liabilities assumed resulted in a decrease in intangibles from May 31, 2019 in the amount of approximately $28,000.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Grow Factory for the year ended May 31, 2019, respectively, as if this business combination had occurred as of June 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on June 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations.

The following table summarizes on an unaudited pro forma basis the Company's results of operations for the years ended May 31, 2019:

2019
Net revenue	$17,450
Net loss	(367,097)
Net loss per share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	51,976,712

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

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

NOTE 5 – PROPERTY AND EQUIPMENT

	May 31, 2020	May 31, 2019
Equipment	$70,998	$58,778
Furniture and fixtures	42,684	31,881
Office machines, IT equipment	1,992	9,044
Leasehold improvements	8,354	8,354
Accumulated depreciation	(38,989)	(15,019)
Net property and equipment	$85,039	$93,038

For the years ended May 31, 2020 and 2019 the Company recognized depreciation expense in the amount of $20,071 and $5,503, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 28, 2016, the Company entered into a rental agreement for office space beginning January 1, 2017 through January 1, 2018. The rental agreement was extended through March 1, 2020. The premises were used as a representative office for customers. For the years ended May 31, 2020 and 2019, $1,240 and $1,440 of rent expense was recorded, respectively.

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 which will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month. For the year ended May 31, 2020, we have $82,186 of rent expense.

The Company implemented a new accounting policy according to the ASC 842, Leases, on June 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $146,243 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of May 31, 2020, discounted at the incremental borrowing rate. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of May 31, 2020 and 2019, the right-of use asset and lease liabilities are as follows:

	Year ended
	May 31, 2020	May 31, 2019

Right-of-use asset – operating leases	$139,653	$-

Lease Liabilities - Short-term	$70,859	$-
Lease Liabilities - Long-term	68,794	-
Total Lease Liabilities	$139,653	$-

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

Lease cost and other information

	Year ended
	May 31, 2020	May 31, 2019

Operating lease cost	$74,926	$63,230
Weighted average remaining lease term - Operating leases (years)	2	-
Weighted average discount rate	3%	-

Required future principal payments under the Company’s lease obligation are set forth below:

Year ending May 31

2021	$79,752
2022	79,752
Total	$159,504

NOTE 7 - BANK INDEBTEDNESS

On March 26, 2020, due to COVID-19 the Company's Subsidiary, Cannabis Suisse LLC, entered into a loan agreement with a bank for CHF60,000. The loan carries an interest rate of 0.5% per year. The term of the loan is 5 years. The state acts as the guarantor for this loan. Accrued interest on this loan was $0 as of May 31, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2020 and 2019, the Company has drawn $56,323 and $54,500, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods through December 2020. The Company has decided to discontinue using the mentioned office space since March 1, 2020.

The Company received $359,147 and $200,000 as advances from the Company’s secretary, Cecillia Jensen,

 as of May 31, 2020 and 2019, respectively. The advances are interest-free and due on demand.

The Company received $3,622 as a long-term loan as of May 31, 2020 and 2019. This loan is interest-free.

The Company's cash in the amount of $10,040 as of May 31, 2020, was held by the Company's Secretary. The balance is included in related party receivable on the consolidated balance sheets.

NOTE 9 – COMMON STOCK

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

Also, during the year ended May 31, 2019, the Company had 32,600,000 shares of common stock returned. On March 8, 2019, a total of 22,600,000 shares related to the cancellation of restricted shares were returned to reduce the director’s percentage of shares. On May 31, 2019, 10,000,000 shares were returned to be issued for the acquisition of Cannabis Suisse LLC.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

A total of 10,000,000 shares of restricted stock were issued in the name of Cecillia Merige Jensen in accordance with the material definitive agreement dated May 31, 2019. Suneetha Nandana Silva Sudusinghe, the President of the Company, on behalf of the Company entered into a Stock Transfer Agreement with Cecillia Merige Jensen. Following the terms of the Agreement, the Company acquired all the issued and outstanding capital stock of Cannabis Suisse LLC. In exchange, Ms. Jensen received 10,000,000 shares of common stock of the Company.

NOTE 10 –REPORTABLE SEGMENTS

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

The Cannabis Suisse Corp segment produces the paper made from elephant dung for making various stationery products and subsequent selling thereof. The Company ceased the mentioned operations on March 1, 2020. The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils.

Net revenue by reporting segment for the years ended May 31, 2020 and 2019, is as follows:

	2020	2019
Cannabis Suisse Corp	$1,066	$7,530
Cannabis Suisse LLC	241,673	-
Total Revenue	$242,739	$7,530

Gross profit by reporting segment for the years ended May 31, 2020 and 2019, is as follows:

	2020	2019
Cannabis Suisse Corp	$(263)	$4,992
Cannabis Suisse LLC	(84,524)	-
Total Gross (Loss) Profit	$(84,787)	$4,992

Assets by reporting segment as of May 31, 2020 and 2019, is as follows:

	2020	2019
Cannabis Suisse Corp	$7,069	$24,441
Cannabis Suisse LLC	376,456	308,145
Total Assets	$383,525	$332,586

NOTE 11 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

CANNABIS SUISSE CORP.

(Formerly Geant Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020 and 2019

The Company has no tax position at May 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2020 was $95,651. The net change in valuation allowance during the year ended May 31, 2020 was $81,737. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2020 and 2019. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $455,482 at May 31, 2020, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of May 31, 2020 and 2019 are as follows:

	May 31, 2020	May 31, 2019
Net operating loss carryforward	$(455,482)	$(66,254)
Effective tax rate	21%	21%
Deferred tax asset	95,651	13,914
Less: Valuation allowance	(95,651)	(13,914)
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended May 31, 2020 and 2019 was $81,737 and $4,774, respectively.

	May 31, 2020	May 31, 2019
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$95,651	$13,914
Valuation allowance	(95,651)	(13,914)
Net benefit	$-	$-

NOTE 12 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have cash in excess of FDIC insured limit as of May 31, 2020 and 2019.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to May 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

The Company engaged Accell Audit & Compliance, PA (“Accell”) to serve as the Registrant’s independent registered public accounting firm for the years ended May 31, 2020 and 2019.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2020 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1 We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2 We did not maintain appropriate cash controls – As of May 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3 We did not implement appropriate information technology controls – As at May 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2020 based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s).

The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Suneetha Nandana Silva Sudusinghe	50	President, Chief Executive Officer, Chief Financial Officer
Cecillia Jensen	46	Secretary
Alain Parrik	24	Chief Operating Officer

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended May 31, 2020 and 2019 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe, President, CEO, CFO	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
Cecillia Jensen, Secretary	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
Alain Parrik, COO	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Suneetha Sudusinghe	17,400,000	39.10%
Common Stock	Cecillia Jensen	10,000,000	22.47%

Item 13. Certain Relationships and Related Transactions

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2020 and 2019, the Company has drawn $56,323 and $54,500, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods. The Company has decided to discontinue using the mentioned office space since March 1, 2020.

The Company received $359,147 and $200,000 as advances from the Company’s secretary, Cecillia Jensen,as of May 31, 2020 and 2019, respectively. The advances are interest-free and due on demand.

The Company received $3,622 and $3,622 as long-term loan as of May 31, 2020 and 2019, respectively. This loan is interest-free.

The Company's cash in amount of $10,040 as of May 31, 2020, was held by the Company's Secretary.

Item 14. Principal Accounting Fees and Services

During fiscal year ended May 31, 2020, we incurred approximately $21,000 in fees to our principal independent accountants Accell Audit & Compliance, P.A. and $2,000 to our former principal independent accountants Fruci & Associates II, PLLC for professional services rendered in connection with annual audit and quarterly reviews.

During fiscal year ended May 31, 2019, we incurred approximately $11,900 in fees to our former principal independent accountants Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During the fiscal years ended May 31, 2020 and 2019 we incurred no audited related fees, tax related fees, and $0 in all other fees.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Switzerland, Dietikon on October 27, 2020.

CANNABIS SUISSE CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President