Form 10-Q/A
period 2020-08-31
CANNABIS SUISSE CORP.
filed 2020-11-19
CIK 1680132

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

Yes ☐ No ⌧

As of November 18, 2020 there were 34,500,000 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	August 31, 2020 (unaudited)	May 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$5
Accounts Receivable, net	24,153	76,848
Related Party Receivable	1,618	10,040
Inventory, net	36,397	58,061
Prepaid Taxes	12,346	12,069
Total Current Assets	74,514	157,023
Property and Equipment, net	80,877	85,039
Other Assets
VAT Tax Receivable	4,316	1,810
Operating lease right of use asset	126,881	139,653
Total Other Assets	131,197	141,463
TOTAL ASSETS	$286,588	$383,525
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$123,451	$108,973
Accrued Expenses	22,602	18,478
Accrued Wages	72,687	38,625
Advances From Related Parties	418,992	415,470
Advances From Customers	3,295	-
Bank Indebtedness (Note 7)	66,227	45,212
Lease Liabilities - Short-term	58,087	70,859
Total Current Liabilities	765,341	697,617
Non-Current Liabilities
Long Term Loan	3,622	3,622
Lease Liabilities - Long-term	68,794	68,794
Total Non-Current Liabilities	72,416	72,416
Total Liabilities	837,757	770,033
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	51,695	51,695
Accumulated other comprehensive loss	(17,378)	(17,221)
Accumulated Deficit	(619,986)	(455,482)
Total Stockholders’ Deficit	(551,169)	(386,508)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$286,588	$383,525

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended August 31, 2020	For the three months ended August 31, 2019

REVENUES
Sales of cannabis	$36,945	$59,252
Sales of face masks/disinfectant	2,679	-
Total Revenues	39,624	59,252
Cost of goods sold	73,807	105,970
Gross (Loss) Profit	(34,183)	(46,718)

OPERATING EXPENSES
Professional fees	21,896	18,776
Depreciation	4,161	679
General and administrative expenses	104,264	62,117
TOTAL OPERATING EXPENSES	130,321	81,572

OPERATING LOSS	(164,504)	(128,290)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(164,504)	$(128,290)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(157)	-

COMPREHENSIVE LOSS	$(164,661)	$(128,290)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	34,500,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ 19,941

Net loss	-	-	-	-	(128,290)	(128,290)

Balance, August 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (194,544)	$ (108,349)

Balance, May 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,378)	$ (619,986)	$ (551,169)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended August 31, 2020	For the three months ended August 31, 2019
OPERATING ACTIVITIES
Net loss	$(164,504)	$(128,290)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	4,161	679
Provision for Doubtful Accounts	42,583	-
Changes in assets and liabilities:
Accounts Receivable	10,112	(36,849)
Inventory	21,664	19,959
VAT Tax Receivable	(2,506)	238
Prepaid Expenses	-	10,467
Prepaid Taxes	(277)	-
Accounts Payable	14,482	19,558
Accrued Expenses	4,124	8,864
Accrued Wages	34,062	-
Advances From Customers	3,295	-
Net cash used in Operating Activities	(32,804)	(105,374)
FINANCING ACTIVITIES
Advances From Related Parties	3,522	88,396
Related Party Receivables	8,422	-
Bank Indebtedness	21,015	-
Net cash provided by Financing Activities	32,959	88,396
Effect of exchange rate on cash	(160)	-
Net cash increase (decrease) for period	(5)	(16,978)
Cash at beginning of period	5	84,181
Cash at end of period	$-	$67,203

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$-	$214,153

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2020 are not necessarily indicative of the results to be expected for the year ending May 31, 2021.

 The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $5 of cash and cash equivalents as of August 31, and May 31, 2020, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. The allowance for doubtful accounts was $42,583 as of August 31, 2020 and $0 as of May 31, 2020.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market. The Company had $36,967 and $58,061 in inventory as of August 31, and May 31, 2020, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $5,936 in reserve for excess and obsolete inventory as of August 31, and May 31, 2020.

The Company had $0 and $9,408 of work in progress (WIP) inventory as of August 31, and May 31, 2020, respectively. Cannabis plants in the growth process are recognized as WIP inventory.

The following table sets out a breakdown of the inventory by classes as of August 31, 2020 and May 31, 2020:

	August 31, 2020	May 31, 2020
Raw materials	$12,259	$26,768
Finished goods	30,074	27,821
Work in Process inventory	-	9,408
Reserve for inventory	(5,936)	(5,936)
Total Inventory, net	$36,397	$58,061

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures

5-10 years

Office machines, IT equipment

5-10 years

Leasehold Improvements

2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. The cost of maintenance and repairs is charged to the consolidated statements of operations and comprehensive loss as incurred, whereas significant renewals and betterments are capitalized.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment recognized during the three months ended August 31, 2020 and 2019.

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

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and advances from related parties approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, “Revenue from contracts with customers” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Concentration

A significant portion of the Company’s revenue has been derived from three customers. For the three months ended August 31, 2020 and 2019, the three largest customers accounted for 92% and 35%, respectively, of the Company's total revenue.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, The Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the Consolidated Statements of Operations and Comprehensive Loss for the three months ended August 31, 2019, where approximately $86,000 of operating expenses were reclassified to cost of goods sold. These changes in classification do not affect previously reported net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Foreign Currency Translation

Assets and liabilities of the Company’s Swiss subsidiary are translated from Swiss francs to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the period. The translation adjustments for the reporting period are included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as accumulated other comprehensive loss within Stockholders’ Deficit.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended August 31, 2020, that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of August 31, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company tested intangibles for impairment as of May 31, 2020 and it was determined that the impairment loss was $37,912.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

	August 31, 2020	May 31, 2020
Equipment	$70,998	$70,998
Furniture and fixtures	42,684	42,684
Office machines, IT equipment	1,992	1,992
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(43,151)	(38,989)
Net property and equipment	$80,877	$85,039

For the three months ended August 31, 2020 and 2019 the Company recognized depreciation expense in the amount of $4,161 and $679, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which terminated on February 29, 2020. This premise was used as a representative office for the customers. The Company discontinued using the mentioned office space on March 1, 2020.

In 2017, the Company’s Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. The rent expense for the three months ended August 31, 2020 and 2019 was $19,940.

The Company implemented a new accounting policy according to the ASC 842, Leases, on June 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized a $214,153 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments, discounted at the incremental borrowing rate. A single lease cost is recognized over the lease term on a straight-line basis. All cash payments of operating lease cost are classified within operating activities in the consolidated statements of cash flows.

As of August 31, 2020, and May 31, 2020, the right-of use asset and lease liabilities are as follows:

	August 31, 2020	May 31, 2020
	(unaudited)

Right-of-use asset – operating leases	$126,881	$139,653

Lease Liabilities - Short-term	$58,087	$70,859
Lease Liabilities - Long-term	68,794	68,794
Total Lease Liabilities	$126,881	$139,653

Lease cost and other information

	Three months ended
	August 31, 2020	August 31, 2019
	(unaudited)	(unaudited)

Operating lease cost	$19,940	$20,300
Weighted average remaining lease term - Operating leases (years)	1.75	2.75
Weighted average discount rate	3%	3%

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Required future principal payments under the Company’s lease obligation are set for below:

Year ending May 31

2021 (remaining nine months)	$59,814
2022	79,752
Total	$139,566

NOTE 7 - BANK INDEBTEDNESS

On March 26, 2020, due to COVID-19 the Company's Subsidiary, Cannabis Suisse LLC, entered into a loan agreement with a bank for CHF60,000. The loan carries an interest rate of 0.5% per year. The term of the loan is 5 years. The state acts as the guarantor for this loan. Accrued interest on this loan was $0 as of August 31, and May 31, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of August 31, and May 31, 2020, the Company has drawn $65,570 and $56,323, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods through December 2020. The Company discontinued using the mentioned office space on March 1, 2020.

The Company received $353,422 and $359,147 as advances from the Company’s secretary, Cecillia Jensen, as of August 31, and May 31, 2020, respectively. The advances are interest-free and due on demand.

During October 2017 — December 2017 the Company received a long-term loan from a related party totaling $3,622. As of August 31 and May 30, 2020 the balance outstanding was $3,622. This loan is interest-free.

The Company's cash in the amount of $1,618 and $10,040 as of August 31, and May 31, 2020, respectively, was held by the Company's Secretary. The balance is included in related party receivable on the consolidated balance sheets.

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2020 was $130,197. The net change in valuation allowance during the three months ended August 31, 2020 and 2019 was $34,546 and $26,940, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2020 and May 31, 2020. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $619,986 at August 31, 2020, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, and May 31, 2020, are as follows:

	August 31, 2020	May 31, 2020
Net operating loss carryforward	$(619,986)	$(455,482)
Effective tax rate	21%	21%
Deferred tax asset	130,197	95,651
Less: Valuation allowance	(130,197)	(95,651)
Net deferred asset	$-	$-

	August 31, 2020	May 31, 2020
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$130,197	$95,651
Valuation allowance	(130,197)	(95,651)
Net benefit	$-	$-

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have cash in excess of FDIC insured limit as of August 31, and May 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events the Company has analyzed its operations subsequent to August 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

Some European countries like Germany, Denmark, Malta, Greece, and Italy discussed the possibility of creating a completely regulated cannabis market by 2028. Furthermore, Luxe  mbourg intends to introduce a regulated market for adult use of cannabis by 2023.

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

On September 28, 2016 the Company executed a Rent office agreement, beginning on January 1, 2017, terminated on January 1, 2018 which was extended through December 31, 2019. These premises will be used as representative office for the customers. The rent payment is $120 per month. This Rent office agreement was terminated on March 1, 2020.

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 which will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month. For the three months ended August 31, 2020, we have $19,940 of rent expense.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Results of Operations for the three months ended August 31, 2020 and 2019:

Revenue Cost of Goods Sold

For the three months ended August 31, 2019, the Company generated total revenue of $59,252 from selling products to the customer. The cost of goods sold for the three months ended August 31, 2019 was $105,970, which represent the cost of raw materials.

For the three months ended August 31, 2020, the Company generated total revenue of $39,624 from selling products to the customer. The cost of goods sold for the three months ended August 31, 2020 was $73,807.

The change in Company revenues is related to the reduction in output for the three months ended August 31, 2020 compared to the output for the three months ended August 31, 2019. In regard to the COVID-19 outbreak, the Management did not expect an increase in sales and thereby reduced the plantation.

Operating expenses

Total operating expenses for the three months ended August 31, 2019, were $81,572. The operating expenses for the three months ended August 31, 2019, included professional fees of $18,776; depreciation expense of $679; and general and administrative expenses of $62,117.

Total operating expenses for the three months ended August 31, 2020, were $130,321. The operating expenses for the three months ended August 31, 2020, included professional fees of $21,896; depreciation expense of $4,161; and general and administrative expenses of $104,264.

The change in operating expenses is related to the reduction of growing plants.

Net Loss

The net loss for the three months ended August 31, 2020 and 2019 was $164,504 and $128,290, respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2020, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $690,827.

During the three months ended August 31, 2020 and 2019 the Company used $32,804 and $105,374 of cash in operating activities respectively. The change in cash used in operating activities is related to the increase in net income, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the three months ended August 31, 2020 and 2019 the Company did not have cash in investing activities.

During the three months ended August 31, 2020 and 2019 the Company was provided $32,959 and $88,396 of cash in financing activities respectively, which came from advances from related parties and bank indebtedness.

In its audited consolidated financial statements as of May 31, 2020, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Related Party Transactions

There are two signed loan agreements between Cannabis Suisse Corp. and the President/CEO and a Director of the Company, Suneetha Nandana Silva Sudusinghe. The CEO agreed to loan the Loan Amount to the Company in the event of not raising sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agreed to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amounts of the Director’s loan accordingly to the sequence of loans; the director will be repaid from revenues of the Company, when it starts to earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand. As discussed in Note 8 to the consolidated financial statements, the Company's cash was held by the Company's Secretary, Cecillia Jensen.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As of August 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Dietikon, Switzerland on November 19, 2020.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)