Form 10-Q
period 2020-11-30
CANNABIS SUISSE CORP.
filed 2021-01-19
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2020

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

Yes ☐ No ⌧

As of January 19, 2021, there were 34,500,000 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	November 30, 2020 (unaudited)	May 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$5
Accounts Receivable, net	-	76,848
Related Party Receivable	-	10,040
Inventory, net	53,091	58,061
Prepaid Expenses	450	-
Prepaid Taxes	-	12,069
Total Current Assets	53,541	157,023
Property and Equipment, net	5,709	85,039
Other Assets
VAT Tax Receivable	-	1,810
Operating lease right of use asset	-	139,653
Total Other Assets	-	141,463
TOTAL ASSETS	$59,250	$383,525
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$51,407	$108,973
Accrued Expenses	-	18,478
Accrued Wages	50,000	38,625
Advances From Related Parties	82,462	415,470
Bank Indebtedness (Note 7)	-	45,212
Lease Liabilities - Short-term	-	70,859
Total Current Liabilities	183,869	697,617
Non-Current Liabilities
Long Term Loan	-	3,622
Lease Liabilities - Long-term	-	68,794
Total Non-Current Liabilities	-	72,416
Total Liabilities	183,869	770,033
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	562,860	51,695
Accumulated other comprehensive loss	-	(17,221)
Accumulated Deficit	(721,979)	(455,482)
Total Stockholders’ Deficit	(124,619)	(386,508)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$59,250	$383,525

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended November 30, 2020	For the three months ended November 30, 2019	For the six months ended November 30, 2020	For the six months ended November 30, 2019

REVENUES
Sales of goods from principal activity	$-	$47,190	$36,945	$106,442
Sales of goods from secondary activity	11,226	-	13,905	-
Total Revenues	11,226	47,190	50,850	106,442
Cost of goods sold	28,841	94,585	102,648	200,555
Gross (Loss) Profit	(17,615)	(47,395)	(51,798)	(94,113)

OPERATING EXPENSES
Professional fees	12,000	28,579	33,896	46,355
Depreciation	4,163	7,643	8,324	8,322
General and administrative expenses	59,687	60,049	163,951	123,167
TOTAL OPERATING EXPENSES	75,850	96,271	206,171	177,844

OPERATING LOSS	(93,465)	(143,666)	(257,969)	(271,957)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(93,465)	$(143,666)	$(257,969)	$(271,957)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,528)	-	(8,528)	-

COMPREHENSIVE LOSS	$(101,993)	$(143,666)	$(266,497)	$(271,957)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	34,500,000	34,500,000	34,500,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ 19,941

Net loss	-	-	-	-	(128,290)	(128,290)

Balance, August 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (194,544)	$ (108,349)

Net loss	-	-	-	-	(143,666)	(143,666)

Balance, November 30, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (338,210)	$ (252,015)

Balance, May 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,378)	$ (619,986)	$ (551,169)

Disposal of Subsidiary	-	-	511,165	17,378	-	528,543
Net loss	-	-	-	-	(101,993)	(101,993)

Balance, November 30, 2020	34,500,000	$ 34,500	$ 562,860	$ -	$ (721,979)	$ (124,619)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended November 30, 2020	For the six months ended November 30, 2019
OPERATING ACTIVITIES
Net loss	$(266,497)	$(271,957)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	8,324	8,323
Provision for Doubtful Accounts	78,827	-
Amortization Expense	12,772	-
Changes in assets and liabilities:
Accounts Receivable	(1,979)	(54,149)
Related Party Receivables	8,422	-
Inventory	(24,932)	41,574
VAT Tax Receivable	9,563	(3,717)
Prepaid Expenses	(450)	10,467
Accounts Payable	81,507	38,816
Accrued Expenses	-	42,337
Accrued Wages	11,375	-
Net cash used in Operating Activities	(83,068)	(188,306)
FINANCING ACTIVITIES
Advances From Related Parties	62,048	130,996
Bank Indebtedness	21,015	-
Net cash provided by Financing Activities	83,063	130,996
Net cash increase (decrease) for period	(5)	(57,310)
Cash at beginning of period	5	84,181
Cash at end of period	$-	$26,871

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$-	$214,153

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

Following the acquisition of Cannabis Suisse LLC, the Company has been engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, as well as retail branded cigarettes, and other health related supplements.

On March 1, 2020, the management of the Company decided to cease operations involving elephant dung-made paper based in Sri Lanka and discontinue using the premises located at Kiranthidiya road 114, Beruwala, Sri Lanka, 12070.

Due to the COVID-19 pandemic, starting April 2020, the Company has been engaged in the selling of face masks and disinfectants in order to extend the number of available products and provide the customers with an opportunity to comply with the safety measures.

On November 23, 2020, Cannabis Suisse Corp. (the “Transferor”), entered into an Asset Transfer Agreement with Cecillia Merige Jensen (the “Transferee”) and Cannabis Suisse LLC. In accordance with the terms of the Agreement, the Transferor transferred to the Transferee all its right, title and interest to one hundred percent (100%) of Cannabis Suisse LLC, including all its right, title and interest to one hundred percent (100%) of Grow Factory GmbH and the Transferee transferred and assign to the Transferor 10,000,000 restricted shares of Cannabis Suisse Corp., free and clear of any and all liens and encumbrances. The above-mentioned Asset Transfer Agreement hereby revokes the effect of Stock Transfer Agreement entered into with Cecillia Jensen on May 31, 2019, and the 10,000,000 shares were returned to the President of the Company to reinstate his ownership percentage pre-acquisition.

Disposal of Assets:
Related Party Receivable	$1,618
Inventory	29,902
Prepaid Taxes	12,346
Property and Equipment	71,006
VAT Tax Receivable	4,316
Operating lease right of use asset	126,881
Total Assets Transferred	246,069

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2020 are not necessarily indicative of the results to be expected for the year ending May 31, 2021.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2020.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The Company’s year-end is May 31. The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, Cannabis Suisse LLC, through the date of disposal. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $5 of cash and cash equivalents as of November 30, and May 31, 2020, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. The allowance for doubtful accounts was $0 as of November 30 and May 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. The Company had $53,091 and $58,061 in inventory as of November 30, and May 31, 2020, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 and $5,936 in reserve for excess and obsolete inventory as of November 30 and May 31, 2020, respectively.

The Company had $0 and $9,408 of work in progress (WIP) inventory as of November 30, and May 31, 2020, respectively. Cannabis plants in the growth process are recognized as WIP inventory.

The following table sets out a breakdown of the inventory by classes as of November 30 and May 31, 2020:

	November 30, 2020	May 31, 2020
Raw materials	$53,091	$26,768
Finished goods	-	27,821
Work in Process inventory	-	9,408
Reserve for inventory	-	(5,936)
Total Inventory, net	$53,091	$58,061

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures

5-10 years

Office machines, IT equipment

5-10 years

Leasehold Improvements

2-5 years

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There was no impairment recognized during the six months ended November 30, 2020 and 2019.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the Consolidated Statements of Operations and Comprehensive Loss for the six months ended November 30, 2019, where approximately $158,980 of operating expenses were reclassified to cost of goods sold. These changes in classification do not affect previously reported net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended November 30, 2020, that are of significance or potential significance to the Company.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of November 30, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	November 30, 2020	May 31, 2020
Equipment	$16,451	$70,998
Furniture and fixtures	-	42,684
Office machines, IT equipment	-	1,992
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(19,096)	(38,989)
Net property and equipment	$5,709	$85,039

$99,223 of property and equipment was disposed of under the Asset Transfer Agreement discussed in Note 1.

For the three months ended November 30, 2020 and 2019 the Company recognized depreciation expense in the amount of $4,163 and $7,643, respectively. For the six months ended November 30, 2020 and 2019 the Company recognized depreciation expense in the amount of $8,324 and $8,322, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which terminated on February 29, 2020. This premise was used as a representative office for the customers.

In 2017, the Company’s Former Subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. This lease was transferred in the Asset Transfer Agreement discussed in Note 1. The rent expense for the six months ended November 30, 2020, was $38,397.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2020, and May 31, 2020, the right-of use asset and lease liabilities are as follows:

	November 30, 2020	May 31, 2020
	(unaudited)

Right-of-use asset – operating leases	$-	$139,653

Lease Liabilities - Short-term	$-	$70,859
Lease Liabilities - Long-term	-	68,794
Total Lease Liabilities	$-	$139,653

Lease cost and other information

	Six months ended
	November 30, 2020	November 30, 2019
	(unaudited)	(unaudited)

Operating lease cost	$-	$34,465
Weighted average remaining lease term - Operating leases (years)	-	2.5
Weighted average discount rate	-%	3%

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of November 30, and May 31, 2020, Suneetha Nandana Silva Sudusinghe has advanced to the Company $82,462 and $56,323, respectively. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods. The Company discontinued using the mentioned office space on March 1, 2020.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at November 30, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at November 30, 2020 was $151,616. The net change in valuation allowance during the six months ended November 30, 2020 and 2019 was $55,965 and $57,110, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2020 and May 31, 2020. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $721,979 at November 30, 2020, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of November 30, and May 31, 2020, are as follows:

	November 30, 2020	May 31, 2020
Net operating loss carryforward	$(721,979)	$(455,482)
Effective tax rate	21%	21%
Deferred tax asset	151,616	95,651
Less: Valuation allowance	(151,616)	(95,651)
Net deferred asset	$-	$-

	November 30, 2020	May 31, 2020
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$151,616	$95,651
Valuation allowance	(151,616)	(95,651)
Net benefit	$-	$-

NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have cash in excess of FDIC insured limit as of November 30, and May 31, 2020.

NOTE 9 –REPORTABLE SEGMENTS

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019 as discussed in Note 1, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp segment. After the Cannabis Suisse LLC business combination, the Company's CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils. On November 23, 2020, Cannabis Suisse LLC and Cannabis Suisse Corp canceled their acquisition by Asset Transfer Agreement.

The Cannabis Suisse Corp segment produces the paper made from elephant dung for making various stationery products and subsequent selling thereof. The Company ceased the mentioned operations on March 1, 2020. Cannabis Suisse Corp is engaged in the development of its business activities by conquering the USA market of CBD products since November 2020.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenue by reporting segment for the three and six months ended November 30, 2020 and 2019, is as follows:

	For the three months ended November 30, 2020	For the three months ended November 30, 2019	For the six months ended November 30, 2020	For the six months ended November 30, 2019
Cannabis Suisse Corp	$-	$-	$-	$1,066
Cannabis Suisse LLC	11,226	47,190	50,850	105,376
Total Revenue	$11,226	$47,190	$50,850	$106,442

Gross profit by reporting segment for the three and six months ended November 30, 2020 and 2019, is as follows:

	For the three months ended November 30, 2020	For the three months ended November 30, 2019	For the six months ended November 30, 2020	For the six months ended November 30, 2019
Cannabis Suisse Corp	$-	$-	$-	$(263)
Cannabis Suisse LLC	(17,615)	(47,395)	(51,798)	(93,850)
Total Gross (Loss) Profit	$(17,615)	$(47,395)	$(51,798)	$(94,113)

Assets by reporting segment as of November 30, 2020 and 2019, is as follows:

	2020	2019
Cannabis Suisse Corp	$59,250	$74,943
Cannabis Suisse LLC	-	370,876
Total Assets	$59,250	$445,819

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events the Company has analyzed its operations subsequent to November 30, 2020 to the date these consolidated financial statements were issued, and has determined that it has material subsequent events to disclose as follows:

On December 1, 2020 the Board of Directors of the Company decided to assign to SAPA Investments, LLC liabilities in the amount of $10,000 with such liabilities being a part of the outstanding debt of the Company pursuant to Loan Agreement between the Company and its President dated March 1, 2016 and Verbal Agreement between the Company and its President dated April 2, 2019. The $10,000 part of the outstanding debt of the Company can be converted into a corresponding number of shares of the Company and returned to SAPA Investments, LLC. Such terms were agreed on by the Company, its President and SAPA Investments, LLC.

On December 4, 2020 the Board of Directors of the Company decided to assign to SAPA Group, LLC liabilities in the amount of $10,000 with such liabilities being a part of the outstanding debt of the Company pursuant to Loan Agreement between the Company and its President dated March 1, 2016 and Verbal Agreement between the Company and its President dated April 2, 2019. The $10,000 part of the outstanding debt of the Company can be converted into a corresponding number of shares of the Company and returned to SAPA Group, LLC. Such terms were agreed on by the Company, its President and SAPA Group, LLC.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 7, 2020 the Board of Directors of the Company decided to assign to GSS Group LLC liabilities in the amount of $10,000 with such liabilities being a part of the outstanding debt of the Company pursuant to Loan Agreement between the Company and its President dated March 1, 2016 and Verbal Agreement between the Company and its President dated April 2, 2019. The $10,000 part of the outstanding debt of the Company can be converted into a corresponding number of shares of the Company and returned to GSS Group LLC. Such terms were agreed on by the Company, its President and GSS Group LLC.

On December 10, 2020 the Board of Directors of the Company decided to assign to Noi Tech LLC liabilities in the amount of $10,000 with such liabilities being a part of the outstanding debt of the Company pursuant to Loan Agreement between the Company and its President dated March 1, 2016 and Verbal Agreement between the Company and its President dated April 2, 2019. The $10,000 part of the outstanding debt of the Company can be converted into a corresponding number of shares of the Company and returned to Noi Tech LLC. Such terms were agreed on by the Company, its President and Noi Tech LLC.

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

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State for changing the Company’s name from ‘Geant Corp.’ to ‘Cannabis Suisse Corp.

The Company is engaged in distribution of CBD Oils in the U.S. market using online means.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Our business office is located at Lerzenstrasse 12, 8953 Dietikon, Switzerland. The Board of Directors considers the said premises appropriate for the business direction the Company is following. Our telephone number is +15022082098.

Product Overview

The main business of the Company is distribution of cannabis and the related products. They are laboratory tested to ensure the end-users have access to a standardized, safe, and consistent product. Cannabis Suisse Corp. sells online under the retail brand Swiss4Life.

Swiss4Life concept is based on the Company's mission to improve the quality of life of its customers by providing them with high-grade CBD products. At this stage Cannabis Suisse Corp. offers following products:

1)

The Swiss4Life first product comes in one fluid ounce (30ml) available in two flavors: Crème de Menthe and Cherry Vanilla. It is a Broad Spectrum Oil with CBD concentrations of 1500 mg, 2500 mg, 3500 mg.

2)

Swiss4Life TerpX2 is one fluid ounce (30ml). It is a CBD tincture with 1000mg CBD concentrations per bottle and 33.33 mg CBD per serving. The product contains 0% THC, which means it will effectively perform therapeutic functions without causing adverse reactions. High quality hemp seed oil is the carrier in the new product saving all the important nutrients, including protein, vitamins, fatty acids and minerals. Omega 3-6-9 is a complex of the most important unsaturated fatty acids for human health.

3)

Swiss4Life TerpX3 is a one fluid ounce (30ml) CBD tincture with 1000mg CBD concentrations per bottle and 33.33 mg CBD per serving. Swiss4Life TerpX3 will contain 0% THC, which means it will effectively perform therapeutic functions without causing adverse reactions.

4)

Swiss4Life TerpX5 is one fluid ounce (30ml). It will be CBD tincture with 1000mg CBD concentrations per bottle and 33.33 mg CBD per serving. All of the oil products will include graduated droppers for accurate dosing, so consumers will have the ability to choose the dosage that best suits them personally. Natural Sleep Formula in Swiss4Life TerpX5 composition will provide anti-stress and sedative effects without losses in concentration level during the day and will help you to improve your natural sleep during the night. Swiss4Life TerpX5 may help you get rid of insomnia, staying focused, and being full of energy.

Market background

Cannabis users from California, Colorado, Arizona, Oregon, and Washington spend around $36 million in pre-rolled joints monthly according to the report introduced by BDS Analytics.

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

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 which will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month. For the six months ended November 30, 2020, we have $38,397 of rent expense. The rent office agreement was not effective as of November 30, 2020. On November 23, 2020, Cannabis Suisse Corp. transferred all the assets to Cannabis Suisse LLC.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Results of Operations for the three and six months ended November 30, 2020 and 2019:

Revenue and Cost of Goods Sold

For the three months ended November 30, 2019, the Company generated total revenue of $47,190 from selling products to the customer. The cost of goods sold for the three months ended November 30, 2019 was $94,585, which represent the cost of raw materials.

For the six months ended November 30, 2019, the Company generated total revenue of $106,442 from selling products to the customer. The cost of goods sold for the six months ended November 30, 2019 was $200,555, which represent the cost of raw materials.

For the three months ended November 30, 2020, the Company has generated total revenue of $11,226 from selling products to the customer. The cost of goods sold for the three months ended November 30, 2020 was $28,841.

For the six months ended November 30, 2020, the Company generated total revenue of $50,850 from selling products to the customer. The cost of goods sold for the six months ended November 30, 2020 was $102,648.

The Company's revenues consist of the sale of goods from principal activity and secondary activity. The sale of goods from principal activity includes the sale of CBD products. The sale of goods from secondary activity includes the sale of face masks and disinfectants.

The decrease in revenues and cost of goods sold is a result of separating of Cannabis Suisse LLC in November 2020.

Operating expenses

Total operating expenses for the three months ended November 30, 2019, were $96,271. The operating expenses for the three months ended November 30, 2019, included professional fees of $28,579; depreciation expense of $7,643; and general and administrative expenses of $60,049.

Total operating expenses for the three months ended November 30, 2020, were $75,850. The operating expenses for the three months ended November 30, 2020, included professional fees of $12,000; depreciation expense of $4,163; and general and administrative expenses of $59,687.

Total operating expenses for the six months ended November 30, 2019, were $177,844. The operating expenses for the six months ended November 30, 2019, included professional fees of $46,355; depreciation expense of $8,322; and general and administrative expenses of $123,167.

Total operating expenses for the six months ended November 30, 2020, were $206,171. The operating expenses for the six months ended November 30, 2020, included professional fees of $33,896; depreciation expense of $8,324; and general and administrative expenses of $163,951.

The change in operating expenses is related to the reduction of growing plants.

Net Loss

The net loss for the three months ended November 30, 2020 and 2019 was $93,465 and $143,666, respectively.

The net loss for the six months ended November 30, 2020 and 2019 was $257,969 and $271,957, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2020, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $124,619.

During the six months ended November 30, 2020 and 2019 the Company used $83,068 and $188,306 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net income, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the six months ended November 30, 2020 and 2019 the Company had $0 of cash in investing activities.

During the six months ended November 30, 2020 and 2019 the Company was provided $83,063 and $130,996 of cash in financing activities respectively, which came from advances from related parties and bank indebtedness.

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

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a public reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

 2.   We did not maintain appropriate cash controls – As of November 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As of November 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Dietikon, Switzerland on January 19, 2021.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)