Form 10-K/A
period 2020-05-31
CANNABIS SUISSE CORP.
filed 2021-01-26
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cannabis Suisse Corp. (the “Company,” “we,” “us” or “our”) for the year ended May 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on October 27, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of correcting the format of dates of the balance sheets in the Report of Independent Registered Public Accounting Firm on page 11. In addition, this Amendment provides revised officer certifications made by Suneetha Nandana Silva Sudusinghe.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Cannabis Suisse Corp. has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

(Formerly Geant Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Suisse Corp. (the Company) as of May 31, 2020  and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for years ended May 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended May 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of May 31, 2020 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Switzerland, Dietikon on January 26, 2020.

CANNABIS SUISSE CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)