Form 10-Q
period 2021-02-28
CANNABIS SUISSE CORP.
filed 2021-04-19
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2021

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

E-mail: manage@cannabissuissecorp.com

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

Yes ☐ No ⌧

As of April 19, 2021, there were 34,500,000 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2021 (unaudited)	May 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$5
Accounts Receivable, net	-	76,848
Related Party Receivable	-	10,040
Inventory, net	53,091	58,061
Prepaid Expenses	450	-
Prepaid Taxes	-	12,069
Total Current Assets	53,451	157,023
Property and Equipment, net	5,030	85,039
Other Assets
VAT Tax Receivable	-	1,810
Operating lease right of use asset	-	139,653
Total Other Assets	-	141,463
TOTAL ASSETS	$58,571	$383,525
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$51,357	$108,973
Accrued Expenses	-	18,478
Accrued Wages	101,000	38,625
Advances From Related Parties	49,327	415,470
Bank Indebtedness (Note 8)	-	45,212
Convertible Notes Payable	40,000	-
Derivative Liability (Note 7)	22,150	-
Lease Liabilities - Short-term	-	70,859
Total Current Liabilities	263,834	697,617
Non-Current Liabilities
Long Term Loan	-	3,622
Lease Liabilities - Long-term	-	68,794
Total Non-Current Liabilities	-	72,416
Total Liabilities	263,834	770,033
Commitments and Contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	562,860	51,695
Accumulated other comprehensive loss	-	(17,221)
Accumulated Deficit	(802,623)	(455,482)
Total Stockholders’ Deficit	(205,263)	(386,508)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$58,571	$383,525

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended February 28, 2021	For the three months ended February 29, 2020	For the nine months ended February 28, 2021	For the nine months ended February 29, 2020

REVENUES
Sales of goods from principal activity	$-	$57,531	$36,945	$163,973
Sales of goods from secondary activity	-	-	13,905	-
Total Revenues	-	57,531	50,850	163,973
Cost of goods sold	-	72,588	102,648	273,143
Gross (Loss) Profit	-	(15,057)	(51,798)	(109,170)

OPERATING EXPENSES
Professional fees	4,405	29,880	34,566	76,235
Depreciation	679	4,161	9,003	12,484
General and administrative expenses	53,410	16,104	221,146	139,267
TOTAL OPERATING EXPENSES	58,494	50,145	264,715	227,986

OPERATING LOSS	(58,494)	(65,202)	(316,513)	(337,156)

Interest expense, net	(33,131)	-	(33,131)	-
Change in fair value of derivative liability	10,981	-	10,981	-

LOSS BEFORE INCOME TAXES	(80,644)	(65,202)	(338,663)	(337,156)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(80,644)	$(65,202)	$(338,663)	$(337,156)

Other comprehensive (loss) income:
Foreign currency translation adjustment	-	(9,273)	(8,478)	(9,273)

COMPREHENSIVE LOSS	$(80,644)	$(74,475)	$(347,141)	$(346,429)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	34,500,000	34,500,000	34,500,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ 19,941

Net loss	-	-	-	-	(128,290)	(128,290)

Balance, August 31, 2019	34,500,000	34,500	51,695	-	(194,544)	(108,349)

Net loss	-	-	-	-	(143,666)	(143,666)

Balance, November 30, 2019	34,500,000	34,500	51,695	-	(338,210)	(252,015)

Foreign currency translation adjustment	-	-	-	(9,273)	-	(9,273)
Net loss	-	-	-	-	(65,202)	(65,202)

Balance, February 29, 2020	34,500,000	$ 34,500	$ 51,695	$ (9,273)	$ (403,412)	$ (326,490)

Balance, May 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	34,500,000	34,500	51,695	(17,378)	(619,986)	(551,169)

Disposal of Subsidiary	-	-	511,165	17,378	-	528,543
Net loss	-	-	-	-	(101,993)	(101,993)

Balance, November 30, 2020	34,500,000	34,500	562,860	-	(721,979)	(124,619)

Net loss	-	-	-	-	(80,644)	(80,644)

Balance, February 28, 2021	34,500,000	$ 34,500	$ 562,860	$ -	$ (802,623)	$ (205,263)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended February 28, 2021	For the nine months ended February 29, 2020
OPERATING ACTIVITIES
Net loss	$(347,141)	$(337,156)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	9,003	12,484
Provision for Doubtful Accounts	78,827	-
Amortization Expense	12,772	-
Change in Fair Value of Derivative Liability	22,150	-
Changes in assets and liabilities:
Accounts Receivable	(1,979)	(55,009)
Related Party Receivables	8,422	-
Inventory	(24,932)	57,835
VAT Tax Receivable	9,563	368
Prepaid Expenses	(450)	10,467
Accounts Payable	81,457	50,251
Accrued Expenses	-	19,495
Accrued Wages	62,375	-
Net cash used in Operating Activities	(89,933)	(241,265)
FINANCING ACTIVITIES
Advances From Related Parties	28,913	176,894
Bank Indebtedness	21,015	-
Convertible Notes Payable	40,000	-
Net cash provided by Financing Activities	89,928	176,894
Effect of exchange rate on cash	-	(11,955)
Net cash increase (decrease) for period	(5)	(76,326)
Cash at beginning of period	5	84,181
Cash at end of period	$-	$7,855

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$-	$195,394

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (“Company”) was incorporated in the State of Nevada on February 26, 2016 to start business operations connected with production of paper made from elephant dung for making various stationery products and subsequent selling thereof.

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

Disposal of Assets:
Related Party Receivable	$1,618
Inventory	29,902
Prepaid Taxes	12,346
Property and Equipment	71,006
VAT Tax Receivable	4,316
Operating lease right of use asset	126,881
Total Assets Transferred	$246,069

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2021 are not necessarily indicative of the results to be expected for the year ending May 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $5 of cash and cash equivalents as of February 28, 2021 and May 31, 2020, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. The allowance for doubtful accounts was $0 as of February 28, 2021 and May 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. The Company had $53,091 and $58,061 in inventory as of February 28, 2021 and May 31, 2020, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 and $5,936 in reserve for excess and obsolete inventory as of February 28, 2021 and May 31, 2020, respectively.

The Company had $0 and $9,408 of work in progress (WIP) inventory as of February 28, 2021 and May 31, 2020, respectively. Cannabis plants in the growth process are recognized as WIP inventory.

The following table sets out a breakdown of the inventory by classes as of February 28, 2021, and May 31, 2020:

	February 28, 2021	May 31, 2020
Raw materials	$53,091	$26,768
Finished goods	-	27,821
Work in Process inventory	-	9,408
Reserve for inventory	-	(5,936)
Total Inventory, net	$53,091	$58,061

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

There was no impairment recognized during the nine months ended February 28, 2021 and February 29, 2020.

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

Derivatives

Derivative instruments are recognized in the Consolidated Financial Statements at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparties and are reported accordingly in other assets or other liabilities. Changes in the fair value of derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated statements of operations and comprehensive loss for the nine months ended February 29, 2020, where approximately $214,579 of operating expenses were reclassified to cost of goods sold. These changes in classification do not affect previously reported net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2021 and February 29, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended February 28, 2021 that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of February 28, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	February 28, 2021	May 31, 2020
Equipment	$16,451	$70,998
Furniture and fixtures	-	42,684
Office machines, IT equipment	-	1,992
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(19,775)	(38,989)
Net property and equipment	$5,030	$85,039

During the nine months ended February 28, 2021 $99,223 of property and equipment was disposed of under the Asset Transfer Agreement discussed in Note 1.

For the three months ended February 28, 2021 and February 29, 2020 the Company recognized depreciation expense in the amount of $679 and $4,161, respectively. For the nine months ended February 28, 2021 and February 29, 2020, the Company recognized depreciation expense in the amount of $9,003 and $12,484, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In 2016, the Company signed a rental agreement for office space in Sri Lanka which terminated on February 29, 2020. This premise was used as a representative office for the customers.

In 2017, the Company’s former subsidiary signed a rental agreement for office space in Switzerland which will terminate on May 31, 2022. This lease was transferred in the Asset Transfer Agreement discussed in Note 1. The rent expense for the nine months ended February 29, 2021 and February 28, 2020 was $38,397 and $54,550, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of February 28, 2021, and May 31, 2020, the right-of use asset and lease liabilities are as follows:

	February 28, 2021	May 31, 2020
	(unaudited)

Right-of-use asset – operating leases	$-	$139,653

Lease Liabilities - Short-term	$-	$70,859
Lease Liabilities - Long-term	-	68,794
Total Lease Liabilities	$-	$139,653

Lease cost and other information

	Nine months ended
	February 28, 2021	February 29, 2020
	(unaudited)	(unaudited)

Operating lease cost	$-	$60,868
Weighted average remaining lease term - Operating leases (years)	-	2.5
Weighted average discount rate	-%	3%

NOTE 6 – RELATED/THIRD PARTY TRANSACTIONS

The Company’s President has agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of February 28, 2021 and May 31, 2020, Suneetha Nandana Silva Sudusinghe advanced to the Company $49,327 and $56,323, respectively. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods. The Company discontinued using the mentioned office space on March 1, 2020.

NOTE 7 –DERIVATIVE FINANCIAL INSTRUMENTS

On December 1, 2020 Suneetha Nandana Silva Sudusinghe assigned SAPA Investments, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows SAPA Investments, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On December 4, 2020 Suneetha Nandana Silva Sudusinghe assigned SAPA Group, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows SAPA Group, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On December 7, 2020 Suneetha Nandana Silva Sudusinghe assigned GSS Group LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows GSS Group LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On December 10, 2020 Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of February 28, 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	February 28, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	737,982	$22,150
Total	737,982	$22,150

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended February 28, 2021:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three and Nine Months Ended
February 28, 2021
Embedded derivatives	$10,981
Total	$10,981

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

December 1, 2020
Quoted market price on valuation date	$0.0615
Effective contractual conversion rates	$0.044
Contractual term to maturity	0.25 years
Market volatility:
Volatility	299.09% - 479.35%
Risk-adjusted interest rate	0.13%

December 4, 2020
Quoted market price on valuation date	$0.0722
Effective contractual conversion rates	$0.056
Contractual term to maturity	0.25 years
Market volatility:
Volatility	239.43% - 391.85%
Risk-adjusted interest rate	0.13%

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 7, 2020
Quoted market price on valuation date	$0.06
Effective contractual conversion rates	$0.0455
Contractual term to maturity	0.25 years
Market volatility:
Volatility	281.02% - 381.87%
Risk-adjusted interest rate	0.12%

December 10, 2020
Quoted market price on valuation date	$0.0551
Effective contractual conversion rates	$0.0419
Contractual term to maturity	0.25 years
Market volatility:
Volatility	196.85% - 382.99%
Risk-adjusted interest rate	0.12%

February 28, 2021
Quoted market price on valuation date	$0.07
Effective contractual conversion rates	$0.0546
Contractual term to maturity	0.25 years
Market volatility:
Volatility	163.49% - 204.54%
Risk-adjusted interest rate	0.08%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives during the nine months ended February 28, 2021.

Period Ended
February 28, 2021
Balances at beginning of period	$-
Issuances:
Embedded derivatives	33,131
Changes in fair value inputs and assumptions reflected in income	(10,981)

Balances at end of period	$22,150

NOTE 8 - BANK INDEBTEDNESS

On March 26, 2020, due to COVID-19 the Company's former Subsidiary, Cannabis Suisse LLC, entered into a loan agreement with a bank for CHF60,000. The loan carries an interest rate of 0.5% per year. The term of the loan is 5 years. The state acts as the guarantor for this loan. Accrued interest on this loan was $0 as of May 31, 2020.

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 28, 2021. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The valuation allowance at February 28, 2021 was $168,551. The net change in valuation allowance during the nine months ended February 28, 2021 and February 29, 2020 was $72,900 and $70,803, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2021 and May 31, 2020. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $802,623 at February 28, 2021, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of February 28, 2021 and May 31, 2020, are as follows:

	February 28, 2021	May 31, 2020
Net operating loss carryforward	$(802,623)	$(455,482)
Effective tax rate	21%	21%
Deferred tax asset	168,551	95,651
Less: Valuation allowance	(168,551)	(95,651)
Net deferred asset	$-	$-

	February 28, 2021	May 31, 2020
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$168,551	$95,651
Valuation allowance	(168,551)	(95,651)
Net benefit	$-	$-

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have cash in excess of FDIC insured limit as of February 28, 2021 and May 31, 2020.

NOTE 11 –REPORTABLE SEGMENTS

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp segment. After the Cannabis Suisse LLC business combination, the Company's CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Net revenue by reporting segment for the three and nine months ended February 28, 2021 and February 29, 2020, is as follows:

	For the three months ended February 28, 2021	For the three months ended February 29, 2020	For the nine months ended February 28, 2021	For the nine months ended February 29, 2020
Cannabis Suisse Corp	$-	$-	$-	$1,066
Cannabis Suisse LLC	-	57,531	50,850	162,907
Total Revenue	$-	$57,531	$50,850	$163,973

Gross profit by reporting segment for the three and nine months ended February 28, 2021 and February 29, 2020, is as follows:

	For the three months ended February 28, 2021	For the three months ended February 29, 2020	For the nine months ended February 28, 2021	For the nine months ended February 29, 2020
Cannabis Suisse Corp	$-	$-	$-	$(263)
Cannabis Suisse LLC	-	(15,057)	(51,798)	(108,907)
Total Gross (Loss) Profit	$-	$(15,057)	$(51,798)	$(109,170)

Assets by reporting segment as of February 28, 2021 and February 29, 2020, is as follows:

	2021	2020
Cannabis Suisse Corp	$58,571	$8,068
Cannabis Suisse LLC	-	383,911
Total Assets	$58,571	$391,979

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to February 28, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

On April 18, 2017, the Company signed a Rent office agreement, beginning on June 1, 2017 which will terminate on May 31, 2022. These premises will be used as a representative office for the customers of Grow Factory GmbH. The rent payment is $6,646 per month. For the nine months ended February 28, 2021, we have $38,397 of rent expense. The rent office agreement was not effective as of February 28, 2021. On November 23, 2020, Cannabis Suisse Corp. transferred all the assets to Cannabis Suisse LLC.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Results of Operations for the three and nine months ended February 28, 2021 and February 29, 2020:

Revenue and Cost of Goods Sold

For the three months ended February 29, 2020, the Company generated total revenue of $57,531 from selling products to the customer. The cost of goods sold for the three months ended February 29, 2020, was $72,588, which represent the cost of raw materials.

For the nine months ended February 29, 2020, the Company generated total revenue of $163,973 from selling products to the customer. The cost of goods sold for the nine months ended February 29, 2020, was $273,143, which represent the cost of raw materials.

For the three months ended February 28, 2021, the Company has not generated any revenue.

For the nine months ended February 28, 2021, the Company generated total revenue of $50,850 from selling products to the customer. The cost of goods sold for the nine months ended February 28, 2021, was $102,648.

The Company's revenues consist of the sale of goods from principal activity and secondary activity. The sale of goods from principal activity includes the sale of CBD products. The sale of goods from secondary activity includes the sale of face masks and disinfectants.

The decrease in revenues and cost of goods sold is a result of the separation of Cannabis Suisse LLC in November 2020.

Operating expenses

Total operating expenses for the three months ended February 29, 2020 were $50,145. The operating expenses for the three months ended February 29, 2020, included professional fees of $29,880; depreciation expense of $4,161; and general and administrative expenses of $16,104.

Total operating expenses for the three months ended February 28, 2021 were $58,494. The operating expenses for the three months ended February 28, 2021, included professional fees of $4,405; depreciation expense of $679; and general and administrative expenses of $53,410.

Total operating expenses for the nine months ended February 29, 2020 were $227,986. The operating expenses for the nine months ended February 29, 2020, included professional fees of $76,235; depreciation expense of $12,484; and general and administrative expenses of $139,267.

Total operating expenses for the nine months ended February 28, 2021 were $264,665. The operating expenses for the nine months ended February 28, 2021, included professional fees of $34,566; depreciation expense of $9,003; and general and administrative expenses of $221,096.

The change in operating expenses is related to the accrual of salaries to the Company's officers.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended February 28, 2021 and February 29, 2020, was $(22,150) and $0, respectively

The changes in fair value of derivatives for the nine months ended February 28, 2021 and February 29, 2020, was $(22,150) and $0, respectively

Net Loss

The net loss for the three months ended February 28, 2021 and February 29, 2020, was $80,644 and $65,202, respectively.

The net loss for the nine months ended February 28, 2021 and February 29, 2020, was $338,663 and $337,156, respectively.

Comprehensive Loss

The comprehensive loss for the three months ended February 28, 2021 and February 29, 2020 was $0 and $9,273, respectively.

The comprehensive loss for the nine months ended February 28, 2021 and February 29, 2020 was $8,528 and $9,273, respectively.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2021, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $205,263.

During the nine months ended February 28, 2021 and February 29, 2020, the Company used $112,083 and $241,265 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net income, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the nine months ended February 28, 2021 and February 29, 2020, the Company had $0 of cash in investing activities.

During the nine months ended February 28, 2021 and February 29, 2020, the Company was provided $112,078 and $176,894 of cash in financing activities respectively, which came from advances from related, convertible debt and bank indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 28, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.

We did not implement appropriate information technology controls – As of February 28, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Dietikon, Switzerland on April 19, 2021.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)