Form 10-K
period 2021-05-31
CANNABIS SUISSE CORP.
filed 2021-09-07
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-213009

CANNABIS SUISSE CORP.

(Exact name of small business issuer as specified in its charter)

NV (State or Other Jurisdiction of Incorporation or Organization)	2600 (Primary Standard Industrial Classification Code Number)	38-3993849 I.R.S. Employer Identification Number

6607 Clara St #270, Bell Gardens, CA 90201

Phone: (502) 2082098

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,534,561 common shares issued and outstanding as of August 30, 2021.

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

Item 1. Description of Business

General

Cannabis Suisse Corp. utilizes Swiss4Life as its retail brand for online selling. At this stage, Cannabis Suisse Corp. offers the following products:

1)	Flavored Broad-Spectrum CBD Oils. The products come in one fluid ounce (30ml) bottles available in two flavors: Crème de Menthe and Cherry Vanilla. Available CBD concentrations are 1500 mg, 2500 mg and 3500 mg.

2)	CBD Isolate Tinctures with no THC. The products come in one fluid ounce (30ml) bottles with 1000mg CBD concentrations per bottle and 33.33 mg CBD per serving. CBD Tinctures are designed to therapeutic effects.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceedings.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on August 30, 2021 was $0.0399.

Number of Holders

As of May 31, 2021, the 34,500,000 issued and outstanding shares of common stock were held by a total of 15 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2021 and 2020.

Recent Sales of Unregistered Securities

The Company has 250,000,000 of common stock, $0.001 par value, and 20,000,000 of preferred stock, $0.001 par value, authorized.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cannabis Suisse Corp. has initiated development of a new IT product called Cannabis Life. It is a mobile application based on an AI-chatbot that will have access to the most up-to-date information and find out data about companies and brands that sell seeds, cannabis types, etc.

Cannabis Life is an innovative way of searching and learning any cannabis related data. Using the most relevant sources of today, the app will keep its users up with the trends and tendencies of cannabis industry. Communicating with the chatbot will be as smooth as it would be with a real human being thus giving users additional immersion into the learning process.

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

Results of Operations for the years ended May 31, 2021 and 2020:

Revenue

For the year ended May 31, 2020, the Company generated total revenue of $242,739 from selling products to our customers. The cost of goods sold for the year ended May 31, 2020 was $327,526, which represent the cost of raw materials.

For the year ended May 31, 2021, the Company generated total revenue of $50,850 from selling products to the customer. The cost of goods sold for the year ended May 31, 2021 was $102,648, which represent the cost of raw materials.

The decrease in revenues and cost of goods sold is a result of the separation of Cannabis Suisse LLC in November 2020.

Operating expenses

Total operating expenses for the year ended May 31, 2020 were $266,529. The operating expenses for the year ended May 31, 2020 included professional fees of $72,074; depreciation expense of $20,071 and general and administrative expenses of $174,384.

Total operating expenses for the year ended May 31, 2021 were $306,655. The operating expenses for the year ended May 31, 2021 included professional fees of $39,592; depreciation expense of $9,649 and general and administrative expenses of $257,414.

The increase in operating expenses is related to the increase of general and administrative expenses.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the years ended May 31, 2021 and 2020, was $7,903 and $0, respectively.

Net Loss

The net loss for the years ended May 31, 2021 and 2020 was $419,372 and $406,449, respectively.

Comprehensive Loss

The comprehensive loss for the years ended May 31, 2021 and 2020 was $8,478 and $17,221, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2021, the Company had cash of $0 ($5 as of May 31, 2020). Furthermore, the Company had a working capital deficit of $191,877 ($540,594 as of May 31, 2020).

During the year ended May 31, 2021, the Company used $130,606 of cash in operating activities due to its net loss of $419,372; depreciation and amortization of $9,650; provision for doubtful accounts $78,827; amortization expense $12,772, change in fair value of derivative liability $25,228; decrease in accounts receivable of $(1,979); decrease in related party receivables $8,422; amortization of debt discount $27,213; decrease in VAT tax receivable $9,563; decrease in inventory of $26,425; decrease in accounts payable of $30,100; increase in accrued wages of $62,995 and increase in prepaid expenses of $(450).

During the year ended May 31, 2020, the Company used $288,828 of cash in operating activities due to its net loss of $389,228; depreciation and amortization of $20,071; impairment expense $37,912; increase in accounts receivable of $(74,320); increase in VAT tax receivable $(1,442); decrease in inventory of $18,268; increase in accounts payable of $61,864, increase in accrued expenses of $11,064; increase in accrued wages of $38,625; increase in prepaid taxes of $(12,069); related party receivables of $(10,040) and decrease in prepaid expenses of $10,467.

During the years ended May 31, 2021 and 2020, the Company did not have cash in investing activities.

During the year ended May 31, 2021, the Company generated $220,601 of cash in financing activities, which came from advances from related parties of $(20,414), convertible notes payable of $130,000, and bank indebtedness of $21,015.

During the year ended May 31, 2020, the Company generated $206,182 of cash in financing activities, which came from advances from related parties of $160,970 and bank indebtedness of $45,212.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement its business plan and impede the speed of its operations.

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

Related Party Transactions

There are two signed loan agreements between Cannabis Suisse Corp. and the President/CEO and a Director of the Company, Suneetha Nandana Silva Sudusinghe. The CEO agreed to loan the Loan Amount to the Company in the event of not raising a sufficient amount of funds from the offering in accordance to the Form S-1 registration statement of the Company; the director agreed to loan the Loan Amount to the Company on demand of the Company; the Company will conduct the repayments of all amounts of the Director’s loan accordingly to the sequence of loans; the director will be repaid from revenues of the Company, when it starts to earn significant revenues; advanced Loan funds are non-interest bearing, secured and payable upon demand.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

СANNABIS SUISSE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Suisse Corp. (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, derivative instruments are reported at fair value and the changes in the fair value derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s We obtained debt related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.
-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Separation of Cannabis Suisse, LLC

As described in Note 4 to the Company’s consolidated financial statements, the Company entered into as Asset Transfer Agreement with Cannabis Suisse, LLC, in which the Company transferred all of its rights, title and interest in Cannabis Suisse, LLC for the return of the shares issued in the initial Stock Transfer Agreement entered into with Cannabis Suisse, LLC during the year ended May 31, 2020.

We identified the Company’s accounting of this transaction as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the disclosure being material to the consolidated financial statements, as well as the transaction being considered unusual in nature.

The primary procedures we performed to address this critical audit matters included the following:

•	We obtained management’s analysis and accounting for the recording of the Asset Transfer Agreement and performed the following procedures:
-	Reviewed agreements for all relevant terms.
-	Reviewed the analysis and tested supporting documentation related to the accounting for the transaction.
-	Researched the accounting methods used by the Company to determine that the transaction was properly recorded.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of May 31, 2021 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2019. Tampa, Florida

August 30, 2021

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$5
Accounts Receivable, net	-	76,848
Related Party Receivable	-	10,040
Inventory, net	1,734	58,061
Prepaid Expenses	450	-
Prepaid Taxes	-	12,069
Total Current Assets	2,184	157,023
Property and Equipment, net	4,383	85,039
Other Assets
VAT Tax Receivable	-	1,810
Operating lease right of use asset	-	139,653
Total Other Assets	-	141,463
TOTAL ASSETS	$6,567	$383,525
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$-	$108,973
Accrued Expenses	-	18,478
Accrued Wages	101,620	38,625
Advances From Related Parties	-	415,470
Bank Indebtedness	-	45,212
Convertible Notes Payable, net of debt discount	67,213	-
Derivative Liability	25,228	-
Lease Liabilities - Short-term	-	70,859
Total Current Liabilities	194,061	697,617
Non-Current Liabilities
Long Term Loan	-	3,622
Lease Liabilities - Long-term	-	68,794
Total Non-Current Liabilities	-	72,416
Total Liabilities	194,061	770,033
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 250,000,000 shares authorized, 34,500,000 shares issued and outstanding	34,500	34,500
Additional Paid-In-Capital	652,860	51,695
Accumulated other comprehensive loss	-	(17,221)
Accumulated Deficit	(874,854)	(455,482)
Total Stockholders’ Deficit	(187,494)	(386,508)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,567	$383,525

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended May 31, 2021	For the year ended May 31, 2020
REVENUES
Sales of goods from principal activity	$36,945	$182,675
Sales of goods from secondary activity	13,905	60,064
Total Revenues	50,850	242,739
Cost of goods sold	102,648	327,526
Gross (Loss) Profit	(51,798)	(84,787)

OPERATING EXPENSES
Professional fees	39,592	72,074
Depreciation	9,649	20,071
General and administrative expenses	257,414	174,384
TOTAL OPERATING EXPENSES	306,655	266,529

OPERATING LOSS	(358,453)	(351,316)

Impairment expense	-	(37,912)
Interest expense, net	(60,344)	-
Change in fair value of derivative liability	7,903	-

LOSS BEFORE INCOME TAXES	(410,894)	(389,228)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(410,894)	$(389,228)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,478)	(17,221)

COMPREHENSIVE LOSS	$(419,372)	$(406,449)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	34,500,000	35,541,096

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, May 31, 2019	34,500,000	$ 34,500	$ 51,695	$ -	$ (66,254)	$ 19,941

Foreign currency translation adjustment	-	-	-	(17,221)	-	(17,221)
Net loss	-	-	-	-	(389,228)	(389,228)

Balance, May 31, 2020	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Disposal of Subsidiary	-	-	511,165	17,378	-	528,543
Foreign currency translation adjustment	-	-	-	(157)	-	(157)
Debt Discount	-	-	90,000	-	-	90,000
Net loss	-	-	-	-	(419,372)	(419,372)

Balance, May 31, 2021	34,500,000	$ 34,500	$ 652,860	$ -	$ (874,854)	$ (187,494)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31, 2021	Year ended May 31, 2020
OPERATING ACTIVITIES
Net Income	$(419,372)	$(389,228)
Depreciation and amortization	-	20,071

Adjustments to reconcile Net Income to net cash used in operations:
Depreciation	9,650	-
Provision for Doubtful Accounts	78,827	-
Amortization Expense	12,772	-
Debt Discount	(62,787)	-
Change in Fair Value of Derivative Liability	25,228	-
Changes in assets and liabilities:
Accounts receivable	(1,979)	(74,320)
Related party receivables	8,422	(10,040)
VAT tax receivable	9,563	(1,442)
Inventory	26,425	18,268
Prepaid expenses	(450)	10,467
Prepaid taxes	-	(12,069)
Accounts payable	30,100	61,864
Accrued expenses	-	11,064
Accrued wages	62,995	38,625
Net cash used in Operating Activities	(130,606)	(288,828)
FINANCING ACTIVITIES
Advances from related parties	$(20,414)	$160,970
Bank indebtedness	21,015	45,212
Convertible Notes Payable	130,000	-
Net cash provided by (used in) Financing Activities	130,601	206,182
Effect of exchange rate on cash	-	(1,530)
Net cash increase (decrease) for period	$(5)	$(84,176)
Cash at beginning of period	$5	$84,181
Cash at end of period	$-	$5

Supplemental disclosures of cash flow information on the cash flow
Operating lease right to use asset exchanged for operating lease liability	$-	$195,394

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company is engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements.

Due to the COVID-19 pandemic, starting April 2020, the Company has been engaged in the selling of face masks and disinfectants in order to extend the number of available products and provide the customers with an opportunity to comply with the safety measures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The Company’s year-end is May 31. The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, Cannabis Suisse LLC, through the date of disposal (see Note 4). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $5 of cash and cash equivalents as of May 31, 2021 and 2020, respectively.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. The allowance for doubtful accounts was $0 as of May 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or market. The Company had $1,734 and $58,061 in inventory as of May 31, 2021 and 2020, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 and $5,936 in reserve for excess and obsolete inventory as of May 31, 2021 and 2020, respectively.

The Company had $0 and $9,408 of work in progress (WIP) inventory as of May 31, 2021 and 2020, respectively. Cannabis plants in the growth process are recognized as WIP inventory.

The following table sets out a breakdown of the inventory by classes as of May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020
Raw materials	$1,734	$26,768
Finished goods	-	27,821
Work in Process inventory	-	9,408
Reserve for inventory	-	(5,936)
Total Inventory, net	$1,734	$58,061

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

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

During the years ended May 31, 2021 and 2020, the Company recognized an impairment of intangibles in the amount of $0 and $37,912, respectively.

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

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and advances from related parties approximates its fair value due to their short-term maturity. The Company has derivatives that are measured at level 3. The derivatives may require appropriate valuation adjustments that a market participant would require to arrive at fair value.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2021 and 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2021 that are of significance or potential significance to the Company.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of May 31, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results. COVID-19 pandemic has negatively affected global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The pandemic had and will continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital.

NOTE 4 - BUSINESS COMBINATION

On November 23, 2020, Cannabis Suisse Corp. (the “Transferor”), entered into an Asset Transfer Agreement with Cecillia Merige Jensen (the “Transferee”) and Cannabis Suisse LLC. In accordance with the terms of the Agreement, the Transferor transferred to the Transferee all its right, title and interest to one hundred percent (100%) of Cannabis Suisse LLC, including all its right, title and interest to one hundred percent (100%) of Grow Factory GmbH and the Transferee transferred and assigned to the Transferor 10,000,000 restricted shares of Cannabis Suisse Corp., free and clear of any and all liens and encumbrances. The above-mentioned Asset Transfer Agreement hereby revokes the effect of the Stock Transfer Agreement entered into with Cecillia Jensen on May 31, 2019, and the 10,000,000 shares were returned to the President of the Company to reinstate his ownership percentage pre-acquisition.

Disposal of Assets:
Related Party Receivable	$1,618
Inventory	29,902
Prepaid Taxes	12,346
Property and Equipment	71,006
VAT Tax Receivable	4,316
Operating lease right of use asset	126,881
Total Assets Transferred	$246,069

NOTE 5 – PROPERTY AND EQUIPMENT

 Property and Equipment:

	May 31, 2021	May 31, 2020
Equipment	$16,451	$70,998
Furniture and fixtures	-	42,684
Office machines, IT equipment	-	1,992
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(20,422)	(38,989)
Net property and equipment	$4,383	$85,039

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

During the year ended May 31, 2021, $99,223 of property and equipment was disposed of under the Asset Transfer Agreement discussed in Note 1.

For the years ended May 31, 2021, and 2020 the Company recognized depreciation expense in the amount of $9,649 and $20,071, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

The rent expense for the years ended May 31, 2021 and 2020 was $38,397 and $83,426, respectively.

As of May 31, 2021 and 2020, the right-of use asset and lease liabilities are as follows:

	May 31, 2021	May 31, 2020

Right-of-use asset – operating leases	$-	$139,653

Lease Liabilities - Short-term	$-	$70,859
Lease Liabilities - Long-term	-	68,794
Total Lease Liabilities	$-	$139,653

Lease cost and other information

	For the Year ended May 31, 2021	For the Year ended May 31, 2020

Operating lease cost	$-	$74,926
Weighted average remaining lease term - Operating leases (years)	-	2
Weighted average discount rate	-%	3%

NOTE 7 – RELATED/THIRD PARTY TRANSACTIONS

The Company’s President has agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2021 and 2020, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $56,323, respectively. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods. The Company discontinued using the mentioned office space on March 1, 2020.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On December 1, 2020 Suneetha Nandana Silva Sudusinghe assigned SAPA Investments, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows SAPA Investments, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

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

On April 1, 2021 Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000 and debt discount amortization was $19,672.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On April 15, 2021 Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000 and debt discount amortization was $7,541.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On April 1, 2021 Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows Serhii Cherniienko to convert the loan to common stock at a 70%-discount to the market price at the time of conversion or at a fixed price of $0.01 per share.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On April 15, 2021 Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision allows Noi Tech LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion or at a fixed price of $0.01 per share.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of May 31, 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	May 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	814,967	$25,227

Total	814,967	$25,227

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended May 31, 2021:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Year Ended May 31, 2021

Embedded derivatives	$7,904
Total	$7,904

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

May 31, 2021
Quoted market price on valuation date	$0.07
Effective contractual conversion rates	$0.0498
Contractual term to maturity	0.25 years
Market volatility:
Volatility	133.48% - 205.46%
Risk-adjusted interest rate	0.05%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives during the year ended May 31, 2021.

Period Ended May 31, 2021

Balances at beginning of period	$-
Issuances:
Embedded derivatives	33,131
Changes in fair value inputs and assumptions reflected in income	(7,904)

Balances at end of period	$25,227

NOTE 9 - BANK INDEBTEDNESS

On March 26, 2020, due to COVID-19 the Company's former Subsidiary, Cannabis Suisse LLC, entered into a loan agreement with a bank for CHF60,000. The loan carries an interest rate of 0.5% per year. The term of the loan is 5 years. The state acts as the guarantor for this loan. Accrued interest on this loan was $0 as of May 31, 2020.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have cash in excess of FDIC insured limit as of May 31, 2021 and 2020.

NOTE 11 – REPORTABLE SEGMENTS

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

Cannabis Suisse Corp is engaged in the development of its business activities by conquering the USA market of CBD products since November 2020.

Net revenue by reporting segment for the years ended May 31, 2021 and 2020, is as follows:

	2021	2020
Cannabis Suisse Corp	$-	$1,066
Cannabis Suisse LLC	50,850	241,673
Total Revenue	$50,850	$242,739

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

Gross profit by reporting segment for the years ended May 31, 2021 and 2020, is as follows:

	2021	2020
Cannabis Suisse Corp	$-	$(263)
Cannabis Suisse LLC	(51,798)	(84,524)
Total Gross (Loss) Profit	$(51,798)	$(84,787)

Assets by reporting segment as of May 31, 2021 and 2020, is as follows:

	2021	2020
Cannabis Suisse Corp	$6,567	$7,069
Cannabis Suisse LLC	-	376,456
Total Assets	$6,567	$383,525

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2021. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2021 was $183,719. The net change in valuation allowance for the years ended May 31, 2021 and 2020 was $88,068 and $81,737, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2021 and 2020. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $874,854 at May 31, 2021, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of May 31, 2021 and 2020 are as follows:

	May 31, 2021	May 31, 2020
Net operating loss carryforward	$(874,854)	$(455,482)
Effective tax rate	21%	21%
Deferred tax asset	183,719	95,651
Less: Valuation allowance	(183,719)	(95,651)
Net deferred asset	$-	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021 and 2020

The change in the valuation allowance during the years ended May 31, 2021 and 2020 was $88,068 and $81,737, respectively.

	May 31, 2021	May 31, 2020
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$183,719	$95,651
Valuation allowance	(183,719)	(95,651)
Net benefit	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to May 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As at May 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2021 based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s).

The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Suneetha Nandana Silva Sudusinghe	51	President, Chief Executive Officer, Chief Financial Officer
Alain Parrik	25	Chief Operating Officer

Mr. Sudusinghe worked as a business administrator at Reschen Tex LTD (textile company) from October 2015 to January 2016.

Mr. Parrik has worked in a field of social communications from March 2018 to January 2019. From January 2017 to February 2018, he was employed at Terchest, a language school in Estonia. From September 2015 to January 2017, Mr. Parrik worked as SMM specialist at PremodCan in Vanier, Canada.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended May 31, 2021 and 2020 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe, President, CEO, CFO	2021	$36,620	$20,000	$-	$-	$-	$-	$-	$56,620
	2020	-	-	-	-	-	-	-	-
Alain Parrik, COO	2021	30,000	15,000	-	-	-	-	-	45,000
	2020	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Suneetha Sudusinghe	17,400,000	50.43%

Item 13. Certain Relationships and Related Transactions

The Company’s president has verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2021 and 2020, the Company has drawn $0 and $56,323, respectively, of advances. In addition, the Company’s president has agreed to provide production space in Sri Lanka at no charge for the production of goods. The Company discontinued using the mentioned office space since March 1, 2020.

The Company received $359,147 as advances from the Company’s former secretary, Cecillia Jensen, as of May 31, 2020.

The Company received $0 and $3,622 as long-term loan as of May 31, 2021 and 2020, respectively. This loan is interest-free.

The Company's cash in amount of $10,040 as of May 31, 2020, was held by the Company's former Secretary.

Item 14. Principal Accounting Fees and Services

During fiscal year ended May 31, 2021, we incurred approximately $28,132 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During fiscal year ended May 31, 2020, we incurred approximately $21,000 in fees to our principal independent accountants Accell Audit & Compliance, P.A. and $2,000 to our former principal independent accountants Fruci & Associates II, PLLC for professional services rendered in connection with annual audit and quarterly reviews.

During the fiscal years ended May 31, 2021 and 2020 we incurred no audited related fees, tax related fees, and $0 in all other fees.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 7, 2021.

CANNABIS SUISSE CORP.

By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)