Form 10-Q
period 2021-08-31
CANNABIS SUISSE CORP.
filed 2021-10-20
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an acceleated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

As of October 20, 2021, there were 30,534,561 shares outstanding of the registrant’s common stock.

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	23

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	August 31, 2021 (Unaudited)	May 31, 2021
ASSETS
Current Assets
Inventory, net	$1,734	$1,734
Prepaid Expenses	450	450
Total Current Assets	2,184	2,184
Property and Equipment, net	3,801	4,383
TOTAL ASSETS	$5,985	$6,567
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,500	$-
Accrued Wages	137,620	101,620
Advances From Related Parties	11,834	-
Convertible Notes Payable, net of debt discount	92,459	67,213
Derivative Liability	13,078	25,228
Total Current Liabilities	258,491	194,061
Total Liabilities	258,491	194,061
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	5,000	-
Common stock, par value $0.001; 250,000,000 shares authorized, 30,534,561 and 34,500,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	30,534	34,500
Additional Paid-In-Capital	716,461	652,860
Accumulated Deficit	(1,004,501)	(874,854)
Total Stockholders’ Deficit	(252,506)	(187,494)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$5,985	$6,567

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended August 31, 2021	For the three months ended August 31, 2020

REVENUES
Sales of goods from principal activity	$-	$36,945
Sales of goods from secondary activity	-	2,679
Total Revenues	-	39,624
Cost of goods sold	-	73,807
Gross (Loss) Profit	-	(34,183)

OPERATING EXPENSES
General and administrative expenses	37,082	104,264
Professional fees	14,250	21,896
Depreciation	582	4,161
TOTAL OPERATING EXPENSES	51,914	130,321

OPERATING LOSS	(51,914)	(164,504)

Interest expense, net	(45,246)	-
Change in fair value of derivative liability	446	-
Net loss on extinguishment of debt	(32,933)	-

LOSS BEFORE INCOME TAXES	(129,647)	(164,504)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(129,647)	$(164,504)

Other comprehensive (loss) income:
Foreign currency translation adjustment	-	(157)

COMPREHENSIVE LOSS	$(129,647)	$(164,661)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	32,491,007	34,500,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, May 31, 2020	34,500,000	$ 34,500	$ -	$ -	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	34,500,000	$ 34,500	$ -	$ -	$ 51,695	$ (17,378)	$ (619,986)	$ (551,169)

Balance, May 31, 2021	34,500,000	$ 34,500	$ -	$ -	$ 652,860	$ -	$ (874,854)	$ (187,494)

Conversion of Notes Payable into Common Shares	1,034,561	1,034	-	-	63,601	-	-	64,635
Conversion of Common Shares into Preferred Shares	(5,000,000)	(5,000)	5,000,000	5,000	-	-	-	-
Net loss	-	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	30,534,561	$ 30,534	$ 5,000,000	$ 5,000	$ 716,461	$ -	$(1,004,501)	$ (252,506)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended August 31, 2021	Three months ended August 31, 2020
OPERATING ACTIVITIES
Net loss	$(129,647)	$(164,504)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	582	4,161
Provision for Doubtful Accounts	-	42,583
Amortization of Debt Discount	45,246	-
Loss on Extinguishment of Debt	32,933
Change in Fair Value of Derivative Liability	(448)	-
Changes in assets and liabilities:
Accounts receivable	-	10,112
VAT tax receivable	-	(2,506)
Inventory	-	21,664
Prepaid expenses	-	(277)
Accounts payable	3,500	14,482
Accrued expenses	-	4,124
Accrued wages	36,000	34,062
Advances From Customers	-	3,295
Net cash used in Operating Activities	(11,834)	(32,804)
FINANCING ACTIVITIES
Advances from related parties	11,834	11,944
Bank indebtedness	-	21,015
Net cash provided by Financing Activities	11,834	32,959
Effect of exchange rate on cash	-	(160)
Net cash increase (decrease) for period	-	(5)
Cash at beginning of period	-	5
Cash at end of period	$-	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2021 are not necessarily indicative of the results to be expected for the year ending May 31, 2022.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of August 31, 2021 and May 31, 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The Company had $1,734 in inventory as of August 31, 2021 and May 31, 2020, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of August 31, 2021 and May 31, 2021, respectively.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended August 31, 2021 and 2020, the Company recognized an impairment of intangibles in the amount of $0, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31 and May 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended August 31, 2021 that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of August 31, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results. COVID-19 pandemic has negatively affected global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The pandemic had and will continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19, including the Company’s ability to execute its business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect its liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact its ability to raise additional capital, or require additional capital.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment :

	August 31, 2021	May 31, 2021
Equipment	$16,451	$16,451
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(21,004)	(20,422)
Net property and equipment	$3,801	$4,383

For the three months ended August 31, 2021 and 2020 the Company recognized depreciation expense in the amount of $582 and $4,161, respectively.

NOTE 6 – RELATED/THIRD PARTY TRANSACTIONS

The Company’s President has agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of August 31 and May 31, 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $11,834 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 1, 2020, Suneetha Nandana Silva Sudusinghe assigned SAPA Investments, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Investments, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On December 4, 2020 Suneetha Nandana Silva Sudusinghe assigned SAPA Group, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Group, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On December 7, 2020 Suneetha Nandana Silva Sudusinghe assigned GSS Group LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows GSS Group LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 1, 2021 Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000 and debt discount amortization was $19,672.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of August 31, 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	August 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	750,115	$13,079
Total	750,115	$13,079

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended August 31, 2021:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three Months Ended
August 31, 2021
Embedded derivatives	$445
Total	$445

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulation Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of August 31, 2021 and May 31, 2021.

	Period Ended	Period Ended
	August 31, 2021	May 31, 2021
Balances at beginning of period	$25,227	$-
Issuances:
Embedded derivatives	-	33,131
Conversions	(11,703)
Changes in fair value inputs and assumptions reflected in income	(445)	(7,904)

Balances at end of period	$13,079	$25,227

NOTE 8 – REPORTABLE SEGMENTS

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

Cannabis Suisse Corp is engaged in the development of its business activities by conquering the USA market of CBD products since November 2020.

Net revenue by reporting segment for the three months ended August 31, 2021 and 2020, is as follows:

	For the three months ended August 31, 2021	For the three months ended August 31, 2020
Cannabis Suisse Corp	$-	$-
Cannabis Suisse LLC	-	39,624
Total Revenue	$-	$39,624

Gross profit by reporting segment for the three months ended August 31, 2021 and 2020, is as follows:

	For the three months ended August 31, 2021	For the three months ended August 31, 2020
Cannabis Suisse Corp	$-	$-
Cannabis Suisse LLC	-	(34,183)
Total Gross (Loss) Profit	$-	$(34,183)

Assets by reporting segment as of August 31 and May 31, 2021, is as follows:

	August 31, 2021	May 31, 2021
Cannabis Suisse Corp	$23,985	$6,567
Cannabis Suisse LLC	-	-
Total Assets	$23,985	$6,567

NOTE 9 – STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously.

NOTE 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2021. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2021 was $210,945. The net change in valuation allowance for the years ended August 31 and May 31, 2021 was $26,326 and $88,068, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31 and May 31, 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,004,501 at August 31, 2021, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, 2021 and May 31, 2021 are as follows:

	August 31, 2021	May 31, 2021
Net operating loss carryforward	$(1,004,501)	$(874,854)
Effective tax rate	21%	21%
Deferred tax asset	210,945	183,719
Less: Valuation allowance	(210,945)	(183,719)
Net deferred asset	$-	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in the valuation allowance during the years ended August 31 and May 31, 2021 was $26,326 and $88,068, respectively:

	August 31, 2021	May 31, 2021
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$210,045	$183,719
Valuation allowance	(210,045)	(183,719)
Net benefit	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to August 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

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

In General

Cannabis Suisse Corp. utilizes Swiss4Life as its retail brand for online selling. At this stage, Cannabis Suisse Corp. offers the following products:

1)	Flavored Broad-Spectrum CBD Oils. The products come in one fluid ounce (30ml) bottles available in two flavors: Crème de Menthe and Cherry Vanilla. Available CBD concentrations are 1500 mg, 2500 mg and 3500 mg.

2)	CBD Isolate Tinctures with no THC. The products come in one fluid ounce (30ml) bottles with 1000 mg CBD concentrations per bottle and 33.33 mg CBD per serving. CBD Tinctures are designed to therapeutic effects.

Cannabis Suisse Corp. has initiated development of a new IT product called Cannabis Life. It is a mobile application based on an AI-chatbot that will have access to the most up-to-date information and find out data about companies and brands that sell seeds, cannabis types, etc.

Cannabis Life is an innovative way of searching and learning any cannabis related data. Using the most relevant sources of today, the app will keep its users up with the trends and tendencies of the cannabis industry. Communicating with the chatbot will be as smooth as it would be with a real human being thus giving users additional immersion into the learning process.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

Other than our officers and directors, we currently do not have any employees.

Results of Operations for the three months ended August 31, 2021 and 2020:

Revenue and Cost of Goods Sold

For the three months ended August 31, 2020, the Company generated total revenue of $39,624 from selling products to the customer. The cost of goods sold for the three months ended August 31, 2020 was $73,807.

For the three months ended August 31, 2021, the Company has not generated any revenue.

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

Total operating expenses for the three months ended August 31, 2021 were $51,914. The operating expenses for the three months ended August 31, 2021, included professional fees of $14,250; depreciation expense of $582; and general and administrative expenses of $37,082.

The decrease in operating expenses is related to the decrease of general and administrative expenses due to the separation of Cannabis Suisse LLC in November 2020.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the years ended August 31, 2021 and 2020, was $446 and $0, respectively.

Other expenses

Total other expenses for the three months ended August 31, 2021 and 2020, were $78,179 and $0. The other expenses for the three months ended August 31, 2021, included interest expense of $45,246 ($0 as of August 31, 2020) and net loss on extinguishment of debt of $32,933 ($0 as of August 31, 2020).

Net Loss

The net loss for the three months ended August 31, 2021 and 2020, was $129,647 and $164,661, respectively.

Comprehensive Loss

The comprehensive loss for the three months ended August 31, 2021 and 2020 was $0 and $157, respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2021, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $252,506.

During the three months ended August 31, 2021 and 2020, the Company used $11,834 and $32,804 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net income, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the three months ended August 31, 2021 and 2020, the Company had $0 of cash in investing activities.

During the three months ended August 31, 2021 and 2020, the Company was provided $11,834 and $32,959 of cash in financing activities respectively, which came from advances from related, convertible debt, bank indebtedness and issue of shares.

In its audited consolidated financial statements as of May 31, 2021, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.	We did not implement appropriate information technology controls – As of August 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2021.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)