Form 10-Q
period 2021-11-30
CANNABIS SUISSE CORP.
filed 2022-01-14
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2021

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

Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	( )	Accelerated filer	( )

Non-accelerated Filer	(X)	Smaller reporting company	(X)
Emerging growth company	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

As of January 14, 2022, there were 34,091,975 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	November 30, 2021 (Unaudited)	May 31, 2021
ASSETS
Current Assets
Inventory, net	$-	$1,734
Accounts Receivable	7,770	-
Prepaid Expenses	5,962	450
Total Current Assets	13,732	2,184
Property and Equipment, net	3,220	4,383
TOTAL ASSETS	$16,952	$6,567
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued Wages	$173,620	$101,620
Advances From Related Parties	31,650	-
Convertible Notes Payable, net of debt discount	100,000	67,213
Derivative Liability	5,316	25,228
Total Current Liabilities	310,586	194,061
Total Liabilities	310,586	194,061
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of November 30 and May 31, 2021, respectively	5,000	-
Common stock, par value $0.001; 250,000,000 shares authorized, 31,091,975 and 34,500,000 shares issued and outstanding as of November 30 and May 31, 2021, respectively	31,092	34,500
Additional Paid-In-Capital	747,955	652,860
Accumulated Deficit	(1,077,681)	(874,854)
Total Stockholders’ Deficit	(293,634)	(187,494)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$16,952	$6,567

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended November 30, 2021	For the three months ended November 30, 2020	For the six months ended November 30, 2021	For the six months ended November 30, 2020

REVENUES
Sales of goods from principal activity	$7,770	$-	$7,770	$36,945
Sales of goods from secondary activity	-	11,226	-	13,905
Total Revenues	7,770	11,226	7,770	50,850
Cost of goods sold	1,734	28,841	1,734	102,648
Gross (Loss) Profit	6,036	(17,615)	6,036	(51,798)

OPERATING EXPENSES
Software development costs	6,487	-	6,487	-
General and administrative expenses	36,182	59,687	73,264	163,951
Professional fees	4,136	12,000	18,386	33,896
Depreciation	582	4,163	1,164	8,324
TOTAL OPERATING EXPENSES	47,387	78,850	99,301	206,171

OPERATING LOSS	(41,351)	(93,465)	(93,265)	(257,969)

Interest expense, net	(17,541)	-	(62,787)	-
Change in fair value of derivative liability	1,395	-	1,841	-
Net loss on extinguishment of debt	(15,683)	-	(48,616)	-

LOSS BEFORE INCOME TAXES	(73,180)	(93,465)	(202,827)	(257,969)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(73,180)	$(93,465)	$(202,827)	$(257,969)

Other comprehensive (loss) income:
Foreign currency translation adjustment	-	(8,528)	-	(8,528)

COMPREHENSIVE LOSS	$(73,180)	$(101,993)	$(202,827)	$(266,497)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,091,975	34,500,000	31,091,975	34,500,000

The accompanying notes are an integral part of these statement

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, May 31, 2020	-	$ -	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	-	-	34,500,000	34,500	51,695	(17,378)	(619,986)	(551,169)

Disposal of Subsidiary	-	-	-	-	511,165	17,378	-	528,543
Net loss	-	-	-	-	-	-	(101,993)	(101,993)

Balance, November 30, 2020	-	$ -	34,500,000	34,500	$ 562,860	$ -	$ (721,979)	$ (124,619)

Balance, May 31, 2021	-	$ -	34,500,000	$ 34,500	$ 652,860	$ -	$ (874,854)	$ (187,494)

Conversion of Notes Payable into Common Shares	-	-	1,034,561	1	63,601	-	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-
Net loss	-	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	5,000,000	5,000	30,534,561	30,534	716,461	-	(1,004,501)	(252,506)

Conversion of Notes Payable into Common Shares	-	-	557,414	558	31,494	-	-	32,052
Net loss	-	-	-	-	-	-	(73,180)	(73,180)

Balance, November 30, 2021	5,000,000	$ 5,000	31,091,975	$ 31,092	$ 747,955	$ -	$(1,077,681)	$ (293,634)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended November 30, 2021	Six months ended November 30, 2020
OPERATING ACTIVITIES
Net loss	$(202,827)	$(266,497)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	1,164	8,324
Provision for Doubtful Accounts	-	78,827
Amortization Expense	-	12,772
Amortization of Debt Discount	62,787	-
Loss on Extinguishment of Debt	48,616	-
Change in Fair Value of Derivative Liability	(1,841)	-
Changes in assets and liabilities:
Accounts Receivable	(7,770)	(1,979)
Related Party Receivables	-	8,422
VAT Tax Receivable	-	9,563
Inventory	1,734	(24,932)
Prepaid Expenses	(5,513)	(450)
Accounts Payable	-	81,507
Accrued Wages	72,000	11,375
Net cash used in Operating Activities	(31,650)	(83,068)
FINANCING ACTIVITIES
Advances from Related Parties	31,650	62,048
Bank Indebtedness	-	21,015
Net cash provided by Financing Activities	31,650	83,063
Net cash increase (decrease) for period	-	(5)
Cash at beginning of period	-	5
Cash at end of period	$-	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company is engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements. We use various distribution channels for various types of customers. The Company’s products can be sold to both corporate customers and individual clients.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2021 are not necessarily indicative of the results to be expected for the year ending May 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of November 30, 2021 and May 31, 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The Company had $0 and $1,734 in inventory as of November 30, 2021 and May 31, 2021, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of November 30, 2021 and May 31, 2021, respectively.

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

During the six months ended November 30, 2021 and 2020, the Company recognized an impairment of intangibles in the amount of $0, respectively.

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

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery. For our new customers, the Company generally requires orders placed to be backed by advances or deposits. In general, we provide payment terms between 30 to 60 days following receiving of goods.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30 and May 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended November 30, 2021 that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of November 30, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results. COVID-19 pandemic has negatively affected global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The pandemic had and will continue to have an adverse effect on our business and financial performance. The extent of the impact of COVID-19, including the Company’s ability to execute its business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect its liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact its ability to raise additional capital, or require additional capital.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment:

	November 30, 2021	May 31, 2021
Equipment	$16,451	$16,451
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(21,585)	(20,422)
Net property and equipment	$3,220	$4,383

For the three months ended November 30, 2021 and 2020 the Company recognized depreciation expense in the amount of $582 and $4,163, respectively. For the six months ended November 30, 2021 and 2020 the Company recognized depreciation expense in the amount of $1,164 and $8,324, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of November 30, 2021 the Company has no signed agreements.

NOTE 7 – RELATED/THIRD PARTY TRANSACTIONS

The Company’s President has agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of November 30 and May 31, 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $31,650 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 1, 2021 Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000 and debt discount was $19,672.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On April 15, 2021 Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000 and debt discount was $7,541.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of November 30, 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	November 30, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	433,674	$5,315
Total	433,674	$5,315

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended November 30, 2021:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three Months Ended	For the Six Months Ended
	November 30, 2021	November 30, 2021
Embedded derivatives	$1,395	$1,841
Total	$1,395	$1,841

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

December 1, 2020
Quoted market price on valuation date	$0.0615
Effective contractual conversion rates	$0.044
Contractual term to maturity	0.25 years
Market volatility:
Volatility	299.09% - 479.35%
Risk-adjusted interest rate	0.13%

December 4, 2020
Quoted market price on valuation date	$0.0722
Effective contractual conversion rates	$0.056
Contractual term to maturity	0.25 years
Market volatility:
Volatility	239.43% - 391.85%
Risk-adjusted interest rate	0.13%

December 7, 2020
Quoted market price on valuation date	$0.06
Effective contractual conversion rates	$0.0455
Contractual term to maturity	0.25 years
Market volatility:
Volatility	281.02% - 381.87%
Risk-adjusted interest rate	0.12%

December 10, 2020
Quoted market price on valuation date	$0.0551
Effective contractual conversion rates	$0.0419
Contractual term to maturity	0.25 years
Market volatility:
Volatility	196.85% - 382.99%
Risk-adjusted interest rate	0.12%

November 30, 2021
Quoted market price on valuation date	$0.034
Effective contractual conversion rates	$0.0238
Contractual term to maturity	0.25 years
Market volatility:

Volatility	13.14% - 158.27%
Risk-adjusted interest rate	0.08%

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of November 30 and May 31, 2021.

	Period Ended	Period Ended
	November 30, 2021	May 31, 2021
Balances at beginning of period	$25,228	$-
Issuances:
Embedded derivatives	-	33,132
Conversions	(18,071)
Changes in fair value inputs and assumptions reflected in income	(1,841)	(7,904)

Balances at end of period	$5,316	$25,228

NOTE 9 – REPORTABLE SEGMENTS

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

Cannabis Suisse Corp is engaged in the development of its business activities by conquering the USA market of CBD products since November 2020.

Net revenue by reporting segment for the three and six months ended November 30, 2021 and 2020, is as follows:

	For the three months ended November 30, 2021	For the six months ended November 30, 2021	For the three months ended November 30, 2020	For the six months ended November 30, 2020
Cannabis Suisse Corp	$7,770	$7,770	$-	$-
Cannabis Suisse LLC	-	-	11,226	50,850
Total Revenue	$7,770	$7,770	$11,226	$50,850

Gross profit by reporting segment for the three and six months ended November 30, 2021 and 2020, is as follows:

	For the three months ended November 30, 2021	For the six months ended November 30, 2021	For the three months ended November 30, 2020	For the six months ended November 30, 2020
Cannabis Suisse Corp	$6,036	$6,036	$-	$-
Cannabis Suisse LLC	-	-	(17,615)	(51,798)
Total Gross (Loss) Profit	$6,036	$6,036	$(17,615)	$(51,798)

Assets by reporting segment as of November 30 and May 31, 2021, is as follows:

	November 30, 2021	May 31, 2021
Cannabis Suisse Corp	$16,952	$6,567
Cannabis Suisse LLC	-	-
Total Assets	$16,952	$6,567

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously.

The 5,000,000 preferred shares were issued on July 21, 2021.

NOTE 11 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at November 30, 2021. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at November 30, 2021 was $226,313. The net change in valuation allowance for the six months ended November 30, 2021 and year ended May 31, 2021 was $42,594 and $88,068, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30 and May 31, 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,077,681 at November 30, 2021, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of November 30, 2021 and May 31, 2021 are as follows:

	November 30, 2021	May 31, 2021
Net operating loss carryforward	$(1,077,681)	$(874,854)
Effective tax rate	21%	21%
Deferred tax asset	226,313	183,719
Less: Valuation allowance	(226,313)	(183,719)
Net deferred asset	$-	$-

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in the valuation allowance during the six months ended November 30, 2021 and year ended May 31, 2021 was $42,594 and $88,068, respectively.

	November 30, 2021	May 31, 2021
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$226,313	$183,719
Valuation allowance	(226,313)	(183,719)
Net benefit	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to November 30, 2021 to the date these consolidated financial statements were issued, and has determined that it has material subsequent events to disclose as follows:

On December 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serghei Dumanov $12,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serghei Dumanov to convert the loan to common stock at a fixed price of $0.005 per share. The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

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

In General

Cannabis Suisse Corp. utilizes Swiss4Life as its retail brand for online selling. At this stage, Cannabis Suisse Corp. offers the following products:

1)	Flavored Broad-Spectrum CBD Oils. The products come in one fluid ounce (30ml) bottles available in two flavors: Crème de Menthe and Cherry Vanilla. Available CBD concentrations are 1500 mg, 2500 mg and 3500 mg.

2)	CBD Isolate Tinctures with no THC. The products come in one fluid ounce (30ml) bottles with 1000 mg CBD concentrations per bottle and 33.33 mg CBD per serving. CBD Tinctures are designed to have therapeutic effects.

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

Results of Operations for the three and six months ended November 30, 2021 and 2020:

Revenue and Cost of Goods Sold

For the three months ended November 30, 2020, the Company generated total revenue of $11,226 from selling products to the customers. The cost of goods sold for the three months ended November 30, 2020 was $28,841.

For the three months ended November 30, 2021, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the three months ended November 30, 2021 was $1,734.

For the six months ended November 30, 2020, the Company generated total revenue of $50,850 from selling products to the customers. The cost of goods sold for the six months ended November 30, 2020 was $102,648.

For the six months ended November 30, 2021, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the six months ended November 30, 2021 was $1,734.

The decrease in revenues and cost of goods sold is a result of the separation of Cannabis Suisse LLC in November 2020.

Operating expenses

Total operating expenses for the three months ended November 30, 2020, were $78,850. The operating expenses for the three months ended November 30, 2020, included professional fees of $12,000; depreciation expense of $4,163; and general and administrative expenses of $59,687.

Total operating expenses for the three months ended November 30, 2021, were $47,387. The operating expenses for the three months ended November 30, 2021, included professional fees of $4,136; depreciation expense of $582; software development costs of $6,487 and general and administrative expenses of $36,182.

Total operating expenses for the six months ended November 30, 2020, were $206,171. The operating expenses for the six months ended November 30, 2020, included professional fees of $33,896; depreciation expense of $8,324; and general and administrative expenses of $163,951.

Total operating expenses for the six months ended November 30, 2021, were $99,301. The operating expenses for the six months ended November 30, 2021, included professional fees of $18,386; depreciation expense of $1,164; software development costs of $6,487 and general and administrative expenses of $73,264.

The decrease in operating expenses is related to the decrease of general and administrative expenses, and depreciation expense and professional fees due to the separation of Cannabis Suisse LLC in November 2020.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended November 30, 2021 and 2020, was $1,395 and $0, respectively.

The changes in fair value of derivatives for the six months ended November 30, 2021 and 2020, was $1,841 and $0, respectively.

Other expenses

Total other expenses for the three months ended November 30, 2021 and 2020, were $33,224 and $0. The other expenses for the three months ended November 30, 2021, included interest expense of $17,541 ($0 as of November 30, 2020) and net loss on extinguishment of debt of $15,683 ($0 as of November 30, 2020).

Total other expenses for the six months ended November 30, 2021 and 2020, were $111,403 and $0. The other expenses for the six months ended November 30, 2021, included interest expense of $62,787 ($0 as of November 30, 2020) and net loss on extinguishment of debt of $48,616 ($0 as of November 30, 2020).

The increase in other expenses is related to the issuance of convertible notes in 2021.

Net Loss

The net loss for the three months ended November 30, 2021 and 2020, was $73,180 and $93,465, respectively.

The net loss for the six months ended November 30, 2021 and 2020, was $202,827 and $257,969, respectively.

Comprehensive Loss

The comprehensive loss for the three months ended November 30, 2021 and 2020 was $0 and $8,528, respectively.

The comprehensive loss for the six months ended November 30, 2021 and 2020 was $0 and $8,528, respectively.

The decrease in comprehensive loss is related to decrease in foreign currency translation adjustment after the separation of Cannabis Suisse LLC in November 2020.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2021, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $296,854.

During the six months ended November 30, 2021 and 2020, the Company used $31,650 and $83,068 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net income, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the six months ended November 30, 2021 and 2020, the Company had $0 of cash in investing activities.

During the six months ended November 30, 2021 and 2020, the Company was provided $31,650 and $83,068 of cash in financing activities respectively, which came from advances from related, convertible debt, bank indebtedness and issue of shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of November 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.	We did not implement appropriate information technology controls – As of November 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2022.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)