Form 10-Q
period 2022-02-28
CANNABIS SUISSE CORP.
filed 2022-04-14
CIK 1680132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2022

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

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated Filer	(X)	Smaller reporting company	(X)
Emerging growth company	(X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

As of April 14, 2022, there were 36,491,975 shares outstanding of the registrant’s common stock.

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	24

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim consolidated financial statements of Cannabis Suisse Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CANNABIS SUISSE CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2022 (Unaudited)	May 31, 2021
ASSETS
Current Assets
Accounts Receivable	$3,273	$-
Inventory, net	-	1,734
Prepaid Expenses	6,962	450
Total Current Assets	10,235	2,184
Property and Equipment, net	2,677	4,383
TOTAL ASSETS	$12,912	$6,567
LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued Wages	$209,620	$101,620
Advances From Related Parties	2,234	-
Convertible Notes Payable, net of debt discount	100,500	67,213
Derivative Liability	7,046	25,228
Total Current Liabilities	319,400	194,061
Total Liabilities	319,400	194,061
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	5,000	-
Common stock, par value $0.001; 250,000,000 shares authorized, 34,091,975 and 34,500,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	34,092	34,500
Additional Paid-In-Capital	774,955	652,860
Accumulated Deficit	(1,120,535)	(874,854)
Total Stockholders’ Deficit	(306,488)	(187,494)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$12,912	$6,567

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended February 28, 2022	For the three months ended February 28, 2021	For the nine months ended February 28, 2022	For the nine months ended February 28, 2021

REVENUES
Sales of goods from principal activity	$-	$-	$7,770	$36,945
Sales of goods from secondary activity	-	-	-	13,905
Total Revenues	-	-	7,770	50,850
Cost of goods sold	-	-	1,734	102,648
Gross (Loss) Profit	-	-	6,036	(51,798)

OPERATING EXPENSES
Compensation	36,000	51,000	108,000	101,000
Depreciation	543	679	1,706	9,003
General and administrative expenses	663	2,410	1,928	120,146
Professional fees	3,918	4,405	22,304	34,566
Software development costs	-	-	6,487	-
TOTAL OPERATING EXPENSES	41,124	58,494	140,425	264,715

OPERATING LOSS	(41,124)	(58,494)	(134,389)	(316,513)

Interest expense, net	(792)	(33,131)	(63,579)	(33,131)
Change in fair value of derivative liability	(938)	10,981	902	10,981
Net loss on extinguishment of debt	-	-	(48,616)	-

LOSS BEFORE INCOME TAXES	(42,854)	(80,644)	(245,682)	(338,663)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(42,854)	$(80,644)	$(245,682)	$(338,663)

Other comprehensive (loss) income:
Foreign currency translation adjustment	-	-	-	(8,478)

COMPREHENSIVE LOSS	$(42,854)	$(80,644)	$(245,682)	$(347,141)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,091,975	34,500,000	31,091,975	34,500,000

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amou
Balance, May 31, 2020	-	$ -	34,500,000	$ 34,500	$ 51,695	$ (17,221)	$ (455,482)	$ (386,508)

Foreign currency translation adjustment	-	-	-	-	-	(157)	-	(157)
Net loss	-	-	-	-	-	-	(164,504)	(164,504)

Balance, August 31, 2020	-	-	34,500,000	34,500	51,695	(17,378)	(619,986)	(551,169)

Disposal of Subsidiary	-	-	-	-	511,165	17,378	-	528,543
Net loss	-	-	-	-	-	-	(101,993)	(101,993)

Balance, November 30, 2020	-	-	34,500,000	34,500	562,860	-	(721,979)	(124,619)

Net loss	-	-	-	-	-	-	(80,644)	(80,644)

Balance, February 28, 2021	-	$ -	34,500,000	34,500	$ 562,860	$ -	$ (802,623)	$ (205,263)

Balance, May 31, 2021	-	$ -	34,500,000	$ 34,500	$ 652,860	$ -	$ (874,854)	$ (187,494)

Conversion of Notes Payable into Common Shares	-	-	1,034,561	1,034	63,601	-	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-
Net loss	-	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	5,000,000	5,000	30,534,561	30,534	716,461	-	(1,004,501)	(252,506)

Conversion of Notes Payable into Common Shares	-	-	557,414	558	31,494	-	-	32,052
Net loss	-	-	-	-	-	-	(73,180)	(73,180)

Balance, November 30, 2021	5,000,000	5,000	31,091,975	31,092	747,955	-	(1,077,681)	(293,634)

Conversion of Notes Payable into Common Shares	-	-	3,000,000	3,000	27,000	-	-	30,000
Net loss	-	-	-	-	-	-	(42,854)	(42,854)

Balance, February 28, 2022	5,000,000	$ 5,000	34,091,975	$ 34,092	$ 774,955	$ -	$(1,120,535)	$ (306,488)

The accompanying notes are an integral part of these statements.

CANNABIS SUISSE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended February 28, 2022	Nine months ended February 28, 2021
OPERATING ACTIVITIES
Net loss	$(245,682)	$(347,141)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	1,706	9,003
Provision for Doubtful Accounts	-	78,827
Amortization Expense	-	12,772
Amortization of Debt Discount	63,579	-
Loss on Extinguishment of Debt	48,616	-
Change in Fair Value of Derivative Liability	(902)	22,150
Changes in assets and liabilities:
Accounts Receivable	(3,273)	(1,979)
Related Party Receivables	-	8,422
VAT Tax Receivable	-	9,563
Inventory	1,734	(24,932)
Prepaid Expenses	(6,512)	(450)
Accounts Payable	-	81,457
Accrued Wages	108,000	62,375
Net cash used in Operating Activities	(32,734)	(89,933)
FINANCING ACTIVITIES
Advances from Related Parties	2,234	28,913
Bank Indebtedness	-	21,015
Convertible Notes Payable	30,500	40,000
Net cash provided by Financing Activities	32,734	89,928
Net cash increase (decrease) for period	-	(5)
Cash at beginning of period	-	5
Cash at end of period	$-	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2022 are not necessarily indicative of the results to be expected for the year ending May 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of February 28, 2022 and May 31, 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The Company had $0 and $1,734 in inventory as of February 28, 2022 and May 31, 2021, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of February 28, 2022 and May 31, 2021, respectively.

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

During the nine months ended February 28, 2022 and 2021, the Company recognized an impairment of intangibles in the amount of $0, respectively.

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

The Company only applies the five-step model to contracts when it is probably that the entity will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery. For our new customers, the Company generally requires orders placed to be backed by advances or deposits. In general, the Company provides payment terms between 30 to 60 days following receiving of goods.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2022 and May 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended February 28, 2022 that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of February 28, 2022. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment:

	February 28, 2022	May 31, 2021
Equipment	$16,451	$16,451
Leasehold Improvements	8,354	8,354
Accumulated depreciation	(22,128)	(20,422)
Net property and equipment	$2,677	$4,383

For the three months ended February 28, 2022 and 2021 the Company recognized depreciation expense in the amount of $543 and $679, respectively. For the nine months ended February 28, 2022 and 2021 the Company recognized depreciation expense in the amount of $1,706 and $9,003, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonable estimated, it establishes the necessary accruals. As of February 28, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s President has agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of February 28, 2022 and May 31, 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $2,234 and $0, respectively.

On January 19, 2022 Alain Parrik resigned from the positions of the Chief Operating Officer and Director of the Company.

As of January 19, 2022 The Company has an outstanding debt to Alan Parrik. The amount of the debt is $85,000. The Agreement contains a provision that allows Alain Parrik to convert the debt to common stock at a fixed price of $0.005 per share after 3 - month period of lockup.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On December 1, 2021 Suneetha Nandana Silva Sudusinghe assigned Serghei Dumanov $12,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serghei Dumanov to convert the loan to common stock at a fixed price of $0.005 per share.

The original loan to Cannabis Suisse Corp. from Mr. Sudusinghe was pursuant to Loan Agreement dated March 1, 2016 and Verbal Agreement dated April 2, 2019.

On February 1, 2022 Suneetha Nandana Silva Sudusinghe assigned Galina Balan $18,500 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Galina Balan to convert the loan to common stock at a fixed price of $0.005 per share.

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of February 28, 2022 and 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	February 28, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	606,506	$6,254
Total	606,506	$6,254

	February 28, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	737,982	$22,150
Total	737,982	$22,150

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended February 28, 2022 and 2021:

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Embedded derivatives	$938	$10,981
Total	$938	$10,981

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended February 28, 2022 and 2021:

	For the Nine Months Ended
	February 28, 2022	February 28, 2021
Embedded derivatives	$902	$10,981
Total	$902	$10,981

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

December 1, 2020
Quoted market price on valuation date	$0.0615
Effective contractual conversion rates	$0.044
Contractual term to maturity	0.25 years
Market volatility:
Volatility	299.09% - 479.35%
Risk-adjusted interest rate	0.13%

December 4, 2020
Quoted market price on valuation date	$0.0722
Effective contractual conversion rates	$0.056
Contractual term to maturity	0.25 years
Market volatility:
Volatility	239.43% - 391.85%

Risk-adjusted interest rate	0.13%

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 7, 2020
Quoted market price on valuation date	$0.06
Effective contractual conversion rates	$0.0455
Contractual term to maturity	0.25 years
Market volatility:
Volatility	281.02% - 381.87%
Risk-adjusted interest rate	0.12%

December 10, 2020
Quoted market price on valuation date	$0.0551
Effective contractual conversion rates	$0.0419
Contractual term to maturity	0.25 years
Market volatility:
Volatility	196.85% - 382.99%
Risk-adjusted interest rate	0.12%

February 28, 2022
Quoted market price on valuation date	$0.0245
Effective contractual conversion rates	$0.0172
Contractual term to maturity	0.25 years
Market volatility:
Volatility	152.28%
Risk-adjusted interest rate	3.25%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of February 28, 2022 and May 31, 2021.

	Period Ended	Period Ended
	February 28, 2022	May 31, 2021
Balances at beginning of period	$25,228	$-
Issuances:
Embedded derivatives	-	33,132
Conversions	(18,071)
Changes in fair value inputs and assumptions reflected in income	(902)	(7,904)

Balances at end of period	$6,254	$25,228

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

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenue by reporting segment for the three and nine months ended February 28, 2022 and 2021, is as follows:

	For the three months ended February 28, 2022	For the nine months ended February 28, 2022	For the three months ended February 28, 2021	For the nine months ended February 28, 2021
Cannabis Suisse Corp	$-	$7,770	$-	$-
Cannabis Suisse LLC	-	-	-	50,850
Total Revenue	$-	$7,770	$-	$50,850

Gross profit by reporting segment for the three and nine months ended February 28, 2022 and 2021, is as follows:

	For the three months ended February 28, 2022	For the nine months ended February 28, 2022	For the three months ended February 28, 2021	For the nine months ended February 28, 2021
Cannabis Suisse Corp	$-	$6,036	$-	$-
Cannabis Suisse LLC	-	-	-	(51,798)
Total Gross (Loss) Profit	$-	$6,036	$-	$(51,798)

Assets by reporting segment as of February 28, 2022 and May 31, 2021, is as follows:

	February 28, 2022	May 31, 2021
Cannabis Suisse Corp	$12,912	$6,567
Cannabis Suisse LLC	-	-
Total Assets	$12,912	$6,567

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

The Company has no tax position at February 28, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at February 28, 2022. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at February 28, 2022 was $235,312. The net change in valuation allowance for the nine months ended February 28, 2022 and year ended May 31, 2021 was $51,593 and $88,068, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CANNABIS SUISSE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2022 and May 31, 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,120,535 at February 28, 2022, expiring through fiscal year 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of February 28, 2022 and May 31, 2021 are as follows:

	February 28, 2022	May 31, 2021
Net operating loss carryforward	$(1,120,535)	$(874,854)
Effective tax rate	21%	21%
Deferred tax asset	235,312	183,719
Less: Valuation allowance	(235,312)	(183,719)
Net deferred asset	$-	$-

The change in the valuation allowance during the nine months ended February 28, 2022 and year ended May 31, 2021 was $51,593 and $88,068, respectively.

	February 28, 2022	May 31, 2021
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$235,312	$183,719
Valuation allowance	(235,312)	(183,719)
Net benefit	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed its operations subsequent to February 28, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the three and nine months ended February 28, 2022 and 2021:

Revenue and Cost of Goods Sold

For the three months ended February 28, 2022 and 2021, the Company has not generated any revenue.

For the nine months ended February 28, 2021, the Company generated total revenue of $50,850 from selling products to the customer. The cost of goods sold for the nine months ended February 28, 2021, was $102,648.

For the nine months ended February 28, 2022, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the nine months ended February 28, 2022 was $1,734.

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

Total operating expenses for the three months ended February 28, 2022, were $41,124. The operating expenses for the three months ended February 28, 2022, included professional fees of $3,918; depreciation expense of $543 and general and administrative expenses of $36,663.

Total operating expenses for the nine months ended February 28, 2021 were $264,715. The operating expenses for the nine months ended February 28, 2021, included professional fees of $34,566; depreciation expense of $9,003; and general and administrative expenses of $221,146.

Total operating expenses for the nine months ended February 28, 2022, were $140,425. The operating expenses for the nine months ended February 28, 2022, included professional fees of $22,304; depreciation expense of $1,706; software development costs of $6,487 and general and administrative expenses of $109,928.

The decrease in operating expenses is related to the decrease of general and administrative expenses, and depreciation expense and professional fees due to the separation of Cannabis Suisse LLC in November 2020.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended February 28, 2022 and 2021, was $(938) and $10,981, respectively.

The changes in fair value of derivatives for the nine months ended February 28, 2022 and 2021, was $902 and $10,981, respectively.

Other expenses

Total other expenses for the three months ended February 28, 2022 and 2021, were $792 and $33,131. The other expenses for the three months ended February 28, 2022, included interest expense of $792 ($33,131 as of February 28, 2021).

Total other expenses for the nine months ended February 28, 2022 and 2021, were $112,195 and $33,131. The other expenses for the nine months ended February 28, 2022, included interest expense of $63,579 ($33,131 as of February 28, 2021) and net loss on extinguishment of debt of $48,616 ($0 as of February 28, 2021).

The increase in other expenses is related to the issuance of convertible notes in 2021.

Net Loss

The net loss for the three months ended February 28, 2022 and 2021, was $42,854 and $80,644, respectively.

The net loss for the nine months ended February 28, 2022 and 2021, was $245,682 and $338,663, respectively.

Comprehensive Loss

The comprehensive loss for the three months ended February 28, 2022 and 2021 was $0 and $0, respectively.

The comprehensive loss for the nine months ended February 28, 2022 and 2021 was $0 and $8,478, respectively.

The decrease in comprehensive loss is related to decrease in foreign currency translation adjustment after the separation of Cannabis Suisse LLC in November 2020.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2022, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $309,165.

During the nine months ended February 28, 2022 and 2021, the Company used $32,734 and $89,933 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net loss, depreciation, accounts receivable, accrued wages, and advances from customers and the reduction in accounts payable, accrued expenses, and VAT tax receivable.

During the nine months ended February 28, 2022 and 2021, the Company had $0 of cash in investing activities.

During the nine months ended February 28, 2022 and 2021, the Company was provided $32,734 and $89,928 of cash in financing activities respectively, which came from advances from related, convertible debt, bank indebtedness and issue of shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of February 28, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions.

3.	We did not implement appropriate information technology controls – As of February 28, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2022.

CANNABIS SUISSE CORP.
By:	/s/	Suneetha Nandana Silva Sudusinghe
	Name:	Suneetha Nandana Silva Sudusinghe
	Title:	President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)