Form 10-K
period 2022-05-31
CANNABIS SUISSE CORP.
filed 2022-11-23
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-213009

CANNABIS SUISSE CORP.
(Exact name of registrant as specified in its charter)

Nevada	2600	38-3993849
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

10 North Neuman Street, Suite A

Jacksonville, FL 32202

Phone: (904) 595 5820

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value of $0.001

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

i

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of December 31, 2021, was $173,600.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,654,938 common shares issued and outstanding as of November 15, 2022.

ii

iii

PART I

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Item 1. Description of Business

General

Cannabis Suisse Corp. (the “Company”, “we” or “our”) utilized Swiss4Life as its retail brand for online selling. At this stage, Cannabis Suisse Corp. offers the following products:

1)Flavored Broad-Spectrum CBD Oils. The products come in one fluid ounce (30ml) bottles available in two flavors: Crème de Menthe and Cherry Vanilla. Available CBD concentrations are 1500 mg, 2500 mg and 3500 mg.

2)CBD Isolate Tinctures with no THC. The products come in one fluid ounce (30ml) bottles with 1000mg CBD concentrations per bottle and 33.33 mg CBD per serving. CBD Tinctures are designed to therapeutic effects.

As of May 31, 2022, we had no operations and are no longer involved with any aspect of the cannabis industry.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our sole officer serves as consultant to the Company.

Item 1A. Risk Factors

Risks Related to Our Business.

No Operations.  In May 2022, our then CEO/majority stockholder sold his stock in the Company and resigned all positions with the Company. As a result, we currently have no operations and no assets.  We are classified as a “shell” company. No assurance can be given that we will have any business operation going forward.

Lack of Operating Funds-Going Concern. We do not have a bank account. Our sole director pays our expenses.  Therefore, there is substantial doubt as to the Company’s ability to continue as an ongoing enterprise.

Risks Related to our Common Stock

Voting Control is Held by One Stockholder.  Our sole Director and CEO holds a majority of the voting stock of the Company. As a result, he will be able to control the election of directors to our Board of Directors and our business and affairs, including any determination with respect to mergers or other business combinations, the acquisition or disposition of any assets, the incurrence of additional indebtedness, the issuance of additional shares of our common and preferred stock or any other equity securities, the recapitalization, repurchase or redemption of our common stock and the payments of any dividends.

Penny Stock Considerations. Our shares are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. As a result, the “penny stock rules’ apply.  Such rules require, among other things, that brokers who trade “penny stocks” to persons other than “established customers” complete certain documentation, make suitability inquires of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” and, as a result, the number of broker-dealers willing to act as market makers is limited. Because our securities are subject to the “penny stock” rules, investors will find it more difficult to dispose of our securities, because of the requirements. Because our securities are subject to these rules it will make it more difficult to obtain needed capital in the future. In addition, the liquidity for our securities may be adversely affected with a corresponding decrease in the price of our securities.

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

We do not own or lease any real estate or other properties.  Our sole director/CEO has provided an office address at no cost to the Company.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on November 14, 2022, was $0.05.  Set forth below is the high and low bid information of our common stock for each quarter for the last two fiscal years.  The quotations reflect inter-dealer prices, without retail markup. Mark-down or commissions and may not represent actual transactions.

FY 2021	High	Low
Third Quarter	$0.07	$0.04
Fourth Quarter	$0.35	$0.04
First Quarter	$0.15	$0.04
Second Quarter	$0.12	$0.06

FY 2022	High	Low
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.35	$0.04
First Quarter	$0.15	$0.04
Second Quarter	$0.12	$0.06

Number of Holders

As of November 10, 2022, there were a total of 15 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2022 and 2021. We do not expect to pay any dividends in the near future.

Authorized Capital Stock

The Company has 250,000,000 shares of common stock, $0.001 par value, and 20,000,000 shares of preferred stock, $0.001 par value, authorized.

Other Stockholder Matters

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cannabis Suisse Corp. developed an IT product called Cannabis Life. It is a mobile application based on an AI-chatbot that will have access to the most up-to-date information and find out data about companies and brands that sell seeds, cannabis types, etc.

Cannabis Life is an innovative way of searching and learning any cannabis related data. Using the most relevant sources of today, the app will keep its users up with the trends and tendencies of cannabis industry. Communicating with the chatbot will be as smooth as it would be with a real human being thus giving users additional immersion into the learning process.

As of May 31, 2022, we had no operations and were no longer involved with any aspect of the cannabis business.

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

Results of Operations for the years ended May 31, 2022, and 2021:

Revenue

For the year ended May 31, 2021, the Company generated total revenue of $50,850 from selling products to the customer. The cost of goods sold for the year ended May 31, 2021, was $102,648, which represent the cost of raw materials.

For the year ended May 31, 2022, the Company generated total revenue of $7,770 from selling products to the customer. The cost of goods sold for the year ended May 31, 2022, was $1,734.

The decrease in revenues and cost of goods sold is a result of the separation of Cannabis Suisse LLC in November 2020.

Operating expenses

Total operating expenses for the year ended May 31, 2021, were $306,655. The operating expenses for the year ended May 31, 2021 included professional fees of $39,592; depreciation expense of $9,649 and general and administrative expenses of $257,414.

Total operating expenses for the year ended May 31, 2022, were $163,191. The operating expenses for the year ended May 31, 2022 included professional fees of $25,580; depreciation expense of $1,999 and general and administrative expenses of $135,612.

The decrease in operating expenses is related to the decrease of general and administrative expenses due to significant reduction of business activities in the year ended May 31, 2022.

Changes in Fair Value of Derivatives

The gain in fair value of derivatives for the years ended May 31, 2022 and 2021, was $2,454 and $7,903, respectively.

Net Loss

The net loss for the years ended May 31, 2022 and 2021 was $187,890 and $410,894, respectively.

Comprehensive Loss

The comprehensive loss for the years ended May 31, 2022 and 2021 was $187,890 and $419,372, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2022, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $274,092 and $191,877 as of May 31, 2022 and 2021, respectively.

During the year ended May 31, 2022, the Company used $32,089 of cash in operating activities due to its net loss of $187,890; depreciation and amortization of $1,999; gain on extinguishment of debt of $32,774; change in fair value of derivative liability $2,454; amortization of debt discount $63,579; increase in accounts payable of $883; increase in accrued wages of $120,000, decrease in inventory of $1,734;  increase in loss on asset disposal of $2,384 and decrease in prepaid expenses of $450.

During the year ended May 31, 2021, the Company used $130,606 of cash in operating activities due to its net loss of $419,372; depreciation and amortization of $9,650; provision for doubtful accounts $78,827; amortization expense $12,772, change in fair value of derivative liability $25,228; decrease in accounts receivable of $1,979; decrease in related party receivables $8,422; amortization of debt discount  $27,213;  decrease in VAT tax receivable $9,563; decrease in inventory of $26,425; increase in accounts payable of $30,100; increase in accrued wages of $62,995 and increase in prepaid expenses of $450.

During the years ended May 31, 2022 and 2021 the Company did not have cash in investing activities.

During the year ended May 31, 2022, the Company increase $32,089 of cash in financing activities, which came from advances from related parties.

During the year ended May 31, 2021, the Company generated $130,601 of cash in financing activities, which came from advances from related parties of $(20,414), convertible notes payable of $130,000 and bank indebtedness of $21,015.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash during the period were investments by others, selling our products and loans from our director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

The Company’s then CEO had agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2022 and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $1,589 and $0, respectively.

The Company also owed the former shareholder, then CEO, compensation for his services as CEO. The Company accrued $70,000 and $56,620 for the years ended May 31, 2022 and 2021, respectively. As of May 31, 2022 and 2021, the Company owed to the former CEO $126,620 and $56,620, respectively.

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

FINANCIAL STATEMENTS

Years Ended May 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannabis Suisse Corp. (the Company) as of May 31, 2022 and 2021, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of May 31, 2022 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

3001 N. Rocky Point Dr. East, Suite 200 * Tampa, Florida 33607 * 813.367.3527

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, derivative instruments are reported at fair value and the changes in the fair value derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matters included the following:

•We obtained debt related agreements and performed the following procedures:

-Reviewed agreements for all relevant terms.

-Tested management’s identification and treatment of agreement terms.

-Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

-Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

November 21, 2022

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2022	May 31, 2021
ASSETS
Current Assets
Inventory, net	$-	$1,734
Prepaid Expenses	-	450
Total Current Assets	-	2,184

Property and Equipment, net	-	4,383

TOTAL ASSETS	$-	$6,567

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$883	$-
Accrued Wages	136,620	101,620
Advances From Related Parties	1,589	-
Convertible Notes Payable, net of debt discount of $0 and $62,787 at May 31, 2022 and 201	135,000	67,213
Derivative Liability	-	25,228
Total Current Liabilities	274,092	194,061

Total Liabilities	274,092	194,061

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of May 31, 2022, and 2021, respectively	5,000	-
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 and 34,500,000 shares issued and outstanding as of May 31, 2022, and 2021, respectively	40,655	34,500
Additional Paid-In-Capital	742,997	652,860
Accumulated Deficit	(1,062,744)	(874,854)
Total Stockholders’ Deficit	(274,092)	(187,494)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$6,567

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended May 31,
	2022	2021

REVENUES
Sales of goods from principal activity	$7,770	$36,945
Sales of goods from secondary activity	-	13,905
Total Revenues	7,770	50,850
Cost of goods sold	1,734	102,648
Gross Profit (Loss)	6,036	(51,798)

OPERATING EXPENSES
Professional fees	25,580	39,592
Depreciation	1,999	9,649
General and administrative expenses	135,612	257,414
TOTAL OPERATING EXPENSES	163,191	306,655

OPERATING LOSS	(157,155)	(358,453)

Interest expense, net	(63,579)	(60,344)
Loss on asset disposal	(2,384)	-
Net loss on extinguishment of debt	32,774	-
Change in fair value of derivative liability	2,454	7,903

LOSS BEFORE INCOME TAXES	(187,890)	(410,894)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(187,890)	$(410,894)

Other comprehensive (loss) income:
Foreign currency translation adjustment	-	(8,478)

COMPREHENSIVE LOSS	$(187,890)	$(419,372)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	33,069,046	34,500,000

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2020	-	$-	34,500,000	$34,500	$51,695	$(17,221)	$(455,482)	$(386,508)

Disposal of Subsidiary	-	-	-	-	511,165	17,378	-	528,543
Foreign currency translation adjustment	-	-	-	-	-	(157)	-	(157)
Debt Discount upon issuance of convertible notes	-	-	-	-	90,000	-	-	90,000
Net loss	-	-	-	-	-	-	(419,372)	(419,372)

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$-	$(874,854)	$(187,494)

Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-
Conversion of Notes Payable into Common Shares	-	-	11,154,938	11,155	89,345	-	-	100,500
Debt discount upon issuance of convertible note payable	-	-	-	-	792	-	-	792
Net loss	-	-	-	-	-	-	(187,890)	(187,890)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(187,890)	$(419,372)
Adjustments to reconcile net loss to net cash used in operations:
Loss on disposal of asset	2,384	-
Depreciation	1,999	9,650
Provision for Doubtful Accounts	-	78,827
Amortization Expense	-	12,772
Amortization of Debt Discount	63,579	27,213
Gain on Extinguishment of Debt	(32,774)	-
Change in Fair Value of Derivative Liability	(2,454)	25,228
Changes in assets and liabilities:
Accounts receivable	-	(1,979)
Related party receivables	-	8,422
VAT tax receivable	-	9,563
Inventory	1,734	26,425
Prepaid assets	450	(450)
Accounts payable	883	30,100
Accrued wages	120,000	62,995
Net cash used in Operating Activities	(32,089)	(130,606)

FINANCING ACTIVITIES
Advances from related parties, net	32,089	(20,414)
Bank indebtedness	-	21,015
Issuance of Convertible Notes Payable	-	130,000
Net cash provided by Financing Activities	32,089	130,601

Net cash decrease for period	-	(5)
Cash at beginning of period	-	5
Cash at end of period	$-	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of cash flow information on the cash flow
Conversion debt to equity	$100,500	$-
Conversion of accrued wages to convertible note	$115,500	$-

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company is engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements. We use various distribution channels for various types of customers. The Company’s products can be sold to both corporate customers and individual clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The Company’s year-end is May 31. The financial statements include the accounts of the Company and its former wholly-owned subsidiary, Cannabis Suisse LLC, through the date of disposal (see Note 4). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash and cash equivalents as of May 31, 2022 and 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The Company had $0 and $1,734 in inventory as of May 31, 2022 and 2021, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of May 31, 2022 and 2021, respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures	5-10 years
Office machines, IT equipment	5-10 years
Leasehold Improvements	2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations and comprehensive loss. The cost of maintenance and repairs is charged to the statements of operations and comprehensive loss as incurred, whereas significant renewals and betterments are capitalized.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

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

These tiers include:

Level 1:defined as observable inputs such as quoted prices in active markets;

Level 2:defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s cash, other current assets, accounts payable, accrued expenses and advances from related parties approximates its fair value due to their short-term maturity. The Company has derivatives that are measured at level 3. The derivatives may require appropriate valuation adjustments that a market participant would require to arrive at fair value.

Derivatives

Derivative instruments are recognized in the financial statements at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparties and are reported accordingly in other assets or other liabilities. Changes in the fair value of derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.

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

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2022 that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2022. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results. The COVID-19 pandemic has negatively affected global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The pandemic had and will continue to have an adverse effect on the Company’s business and financial performance. The extent of the impact of the COVID-19, including the Company’s ability to execute its business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect the Company’s liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact the Company’s ability to raise additional capital, or require additional capital.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

Disposal of Assets:
Related Party Receivable	$1,618
Inventory	29,902
Prepaid Taxes	12,346
Property and Equipment	71,006
VAT Tax Receivable	4,316
Operating lease right of use asset	126,881
Total Assets Transferred	$246,069

NOTE 5 - PROPERTY AND EQUIPMENT

	May 31, 2022	May 31, 2021
Equipment	$-	$16,451
Leasehold Improvements	-	8,354
Accumulated depreciation	-	(20,422)
Net property and equipment	$-	$4,383

For the years ended May 31, 2022, and 2021 the Company recognized depreciation expense in the amount of $1,999 and $9,649, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s then CEO had agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $1,589 and $0, respectively.

The Company also owed the former shareholder, then CEO, compensation for his services as CEO. The Company accrued $70,000 and $56,620 for the years ended May 31, 2022, and 2021, respectively. As of May 31, 2022, and 2021, the Company owed to the former CEO $126,620 and $56,620, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On December 1, 2020, Suneetha Nandana Silva Sudusinghe assigned SAPA Investments, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Investments, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On December 4, 2020, Suneetha Nandana Silva Sudusinghe assigned SAPA Group, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Group, LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On December 7, 2020, Suneetha Nandana Silva Sudusinghe assigned GSS Group LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows GSS Group LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

On December 10, 2020, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a 70%-discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022.

On December 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serghei Dumanov $12,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serghei Dumanov to convert the loan to common stock at a fixed price of $0.005 per share. The note was converted to equity in February 2022.

On February 1, 2022, Suneetha Nandana Silva Sudusinghe assigned Galina Balan $18,500 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Galina Balan to convert the loan to common stock at a fixed price of $0.005 per share. The note was converted to equity in April 2022.

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share.

The following table summarizes the note activities described above:

			Activities During the year ended May 31, 2022
Date	Creditor	Balance at May 31, 2021	Note Issuance	Conversion to Equity	Note Discount	Note Assignment	Balance at May 31, 2022

12/01/20	SAPA Investments, LLC	(10,000)	-	10,000	-	-	-
12/04/20	SAPA Group, LLC	(10,000)	-	10,000	-	-	-
12/07/20	GSS Group LLC	(10,000)	-	10,000	-	-	-
12/10/20	Noi Tech LLC	(10,000)	-	10,000	-	-	-
04/01/21	Serhii Cherniienko	(60,000)	-	30,000	-	30,000	-
04/15/21	Noi Tech LLC	(30,000)	-	-	10,000	20,000	-
12/01/21	Serghei Dumanov	-	(12,000)	12,000	-	-	-
02/01/22	Galina Balan	-	(18,500)	18,500	-	-	-
01/19/22	Alain Parrik	-	(85,000)	-	-	85,000	-
05/31/22	Okie LLC	-	-	-	-	(135,000)	(135,000)

Current Maturities of Convertible Notes Payable		(130,000)	(115,500)	100,500	10,000	-	(135,000)

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of February 28, 2022, and 2021 and the amounts that were reflected in income related to derivatives for the period ended:

May 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	-	$-
Total	-	$-

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

	May 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	814,967	$25,227
Total	814,967	$25,227

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended May 31, 2022 and 2021:

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Embedded derivatives	$4	$10,981
Total	$4	$10,981

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

December 10, 2020
Quoted market price on valuation date	$0.0551
Effective contractual conversion rates	$0.0419
Contractual term to maturity	0.25 years
Market volatility:
Volatility	196.85% - 382.99%
Risk-adjusted interest rate	0.12%

May 10, 2022
Quoted market price on valuation date	$0.0209
Effective contractual conversion rates	$0.0147
Contractual term to maturity	0.25 years
Market volatility:
Volatility	59.26%
Risk-adjusted interest rate	3.25%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of May 31, 2022 and 2021.

	Years Ended
	2022	2021
Balances at beginning of period	$25,228	$-
Issuances:
Embedded derivatives	-	33,132
Conversions	(22,773)
Changes in fair value inputs and assumptions reflected in income	(2,454)	(7,904)

Balances at end of period	$-	$25,228

NOTE 9 - REPORTABLE SEGMENTS

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Cannabis Suisse LLC in May 2019, the Company has changed its operating segments to consist of the Cannabis Suisse LLC segment and the Cannabis Suisse Corp segment. After the Cannabis Suisse LLC business combination, the Company’s CEO began assessing performance and allocating resources based on the financial information of these two reporting segments.

The Cannabis Suisse LLC segment is involved in cannabis cultivation and distribution in Switzerland of recreational tobacco products and medical CBD oils. On November 23, 2020, Cannabis Suisse LLC and Cannabis Suisse Corp canceled their acquisition by Asset Transfer Agreement (see Note 4).

Cannabis Suisse Corp was engaged in the development of its business activities by conquering the USA market of CBD products since November 2020. As of May 31, 2022, we had no operations and were no longer involved with any aspect of the cannabis business.

Net revenue by reporting segment for the years ended May 31, 2022, and 2021, is as follows:

	2022	2021
Cannabis Suisse Corp	$7,770	$-
Cannabis Suisse LLC	-	50,850
Total Revenue	$7,770	$50,850

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

Gross profit by reporting segment for the years ended May 31, 2022, and 2021, is as follows:

	2022	2021
Cannabis Suisse Corp	$6,036	$-
Cannabis Suisse LLC	-	(51,798)
Total Gross (Loss) Profit	$6,036	$(51,798)

Assets by reporting segment as of May 31, 2022, and 2021, is as follows:

	2022	2021
Cannabis Suisse Corp	$-	$6,567
Cannabis Suisse LLC	-	-
Total Assets	$-	$6,567

NOTE 10 - STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2022. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2022 was $223,176. The net change in valuation allowance for the year ended May 31, 2022, and May 31, 2021 was $39,457 and $88,068, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2022, and 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,062,744 at May 31, 2022, expiring through fiscal year 2037. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). The loss carryforward has a full valuation allowance which increased $39,457 during the fiscal year ended May 31, 2022.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2022, and 2021

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of May 31, 2022 and 2021 are as follows:

	May 31, 2022	May 31, 2021
Net operating loss carryforward	$(1,062,744)	$(874,854)
Effective tax rate	21%	21%
Deferred tax asset	223,176	183,719
Less: Valuation allowance	(223,176)	(183,719)
Net deferred asset	$-	$-

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose except the following:

1.In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

2.In November 2022, Okie LLC assigned its convertible notes to the following parties, respectively:

A.Scott McAlister, $85,000;

B.Clifford Koschnick, $30,000; and

C.Clifford Koschnick, $20,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls - As of May 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.We did not implement appropriate information technology controls – As at May 31, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Scott McAlister	41	Director, CEO/CFO

Mr. McAlister has served in his capacity as a Director since May 2022, and as CEO/CFO since September 2022.  He has been the owner of SWM Contractors, Inc., a commercial real estate development company since 2017.  From 2005 to 2017 he was the owner of SWM Builders, LLC, a commercial real estate development company.  Mr. McAlister is a licensed general contractor in Florida.  He graduated in 2000, from the University of North Florida, Jacksonville Florida, with a bachelor’s degree in psychology.

Delinquent Section 16(a) Reports

Mr. Scott McAlister, our CEO/CFO and sole director did not file a Form 3 on a timely basis.

Term of Office

A director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our director holds office until removed by the Board or until his resignation appoints our officer.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our sole Director.

Director Independence

The Company has adopted the NASDAQ Listing Rules; Rule 5605 and 5605 (a) (20, for determining the independence of its directors. Directors are deemed independent only if the Board affirmatively determines that the director has no material relationship with the Company directly or as an officer, share owner or partner of an entity that has a relationship with the Company or any other relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our sole director is also the majority holder of the voting stock of the Company.  As such he is not independent as that term is defined under the afore stated NASDAQ Listing Rules.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the years ended May 31, 2022 and 2021 for our executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe, President, CEO, CFO	2022	$70,000	$-	$-	$-	$-	$-	$-	$70,000
	2021	$36,620	$20,000	$-	$-	$-	$-	$-	$56,620

Alain Parrik, COO	2022	$40,000	$-	$-	$-	$-	$-	$-	$40,000
	2021	$30,000	$15,000	$-	$-	$-	$-	$-	$45,000

Butkus Mantas, Director	2022	$10,000	$-	$-	$-	$-	$-	$-	$10,000
	2021	$-	$-	$-	$-	$-	$-	$-	$-

The pay examined in this delivers all remuneration recompensed to, earned by, or paid to our named executive officers and directors.

Our current CEO/CFO receives no compensation for his services at this time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Scott McAlister	37,775,000 (1)	61%

(1)Represents 12,400,000 shares of common stock and 5,000,000 shares of preferred stock convertible into common stock on a one-to-one basis. The principal amount of the note is $85,000. The preferred stock votes on a one to ten basis. Also includes 17,000,000, shares of common stock obtainable through the conversion of a promissory note whereby the Holder has the right to convert all or part of the note at $.005 per share. Also includes 3,375,000 shares of common stock obtainable through the conversation of a convertible promissory note in the principal amount of $135,000, excluding any interest

Item 13. Certain Relationships and Related Transactions

The Company’s former president had verbally agreed to provide interest free advances, due on demand, to the Company up to $100,000. As of May 31, 2022, and 2021, the Company has drawn $1,589 and $0, respectively, of advances.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

Item 14. Principal Accounting Fees and Services

During fiscal year ended May 31, 2022, we incurred approximately $18,000 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During fiscal year ended May 31, 2021, we incurred approximately $28,132 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During the fiscal years ended May 31, 2022, and 2021 we incurred no audited related fees, tax related fees, and $0 in all other fees.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)List of documents filed as part of this Report:

(1)Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements included under Item 8 of this Annual Report on Form 10-K or the notes thereto, or because it is not required.

(3)Financial Statement Schedules

See exhibits listed under Part (b) below.

(b)Exhibits

Exhibit
Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS SUISSE CORP.
(Registrant)

November 22, 2022	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 22, 2022	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer