Form 10-Q
period 2022-08-31
CANNABIS SUISSE CORP.
filed 2022-12-14
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2022

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

10 North Newman Street, Suite A

Jacksonville, FL 32202

Phone: (904) 595 5820

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of December 14, 2022, there were 40,654,938 shares outstanding of the registrant’s common stock.

i

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

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

CANNABIS SUISSE CORP.

BALANCE SHEETS

	August 31, 2022	May 31, 2022
	(unaudited)
ASSETS
Current Assets
Inventory, net	$-	$-
Prepaid Expenses	-	-
Total Current Assets	-	-

Property and Equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$32,918	$883
Accrued Wages	-	136,620
Advances From Related Parties	59,500	1,589
Convertible Notes Payable, net of debt discount	135,000	135,000
Total Current Liabilities	227,418	274,092

Total Liabilities	227,418	274,092

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 shares issued and outstanding	40,655	40,655
Additional Paid-In-Capital	882,089	742,997
Accumulated Deficit	(1,155,162)	(1,062,744)
Total Stockholders’ Deficit	(227,418)	(274,092)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31,
	2022	2021

REVENUES
Sales of goods	$-	$-
Cost of goods sold	-	-
Gross (Loss) Profit	-	-

OPERATING EXPENSES
General and administrative expenses	17,757	37,082
Professional fees	74,661	14,250
Depreciation	-	582
TOTAL OPERATING EXPENSES	92,418	51,914

OPERATING LOSS	(92,418)	(51,914)

Interest expense, net	-	(45,246)
Change in fair value of derivative liability	-	446
Net loss on extinguishment of debt	-	(32,933)

LOSS BEFORE INCOME TAXES	(92,418)	(129,647)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(92,418)	$(129,647)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	40,654,938	32,491,007

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$(874,854)	$(187,494)
Conversion of Notes Payable into Common Shares	-	-	1,034,561	1,034	63,601	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	5,000,000	$5,000	30,534,561	$30,534	$716,461	$(1,004,501)	$(252,506)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	139,092
Net Loss	-	-	-	-	-	(92,418)	(92,418)

Balance, August 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$882,089	$(1,155,162)	$(227,418)

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended August 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(92,418)	$(129,647)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	-	582
Amortization of Debt Discount	-	45,246
Loss on Extinguishment of Debt	-	32,933
Change in Fair Value of Derivative Liability	-	(448)
Changes in assets and liabilities:
Accounts payable	32,035	3,500
Accrued wages	2,472	36,000
Net cash used in Operating Activities	(57,911)	(11,834)

FINANCING ACTIVITIES
Advances from related parties	57,911	11,834
Net cash provided by Financing Activities	57,911	11,834

Net cash increase (decrease) for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Conversion of accrued wages to equity	$139,092	$-
Conversion of notes payable to equity	$-	$64,635

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company is engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements. We use various distribution channels for various types of customers. The Company’s products can be sold to both corporate customers and individual clients.

In late May 2022, the former shareholder signed an agreement to sell all his stock to Mr. Scott McAlister. The stock purchase agreement was closed in early June 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2022 are not necessarily indicative of the results to be expected for the year ending May 31, 2023.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of August 31, 2022, and May 31, 2022.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables. The allowance for losses was $0 as of August 31, 2022, and May 31, 2022.

Inventories

Inventories are stated at the lower of cost or market. The Company had $0 in inventory as of August 31, 2022, and May 31, 2022, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of August 31, 2022, and May 31, 2022.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and fixtures	5-10 years
Office machines, IT equipment	5-10 years
Leasehold Improvements	2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to the statements of operations as incurred, whereas significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets

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

During the three months ended August 31, 2022, and 2021, the Company recognized an impairment of long-lived assets in the amount of $0, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, and May 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended August 31, 2022, that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of August 31, 2022. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the three months ended August 31, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $11,834, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the three months ended August 31, 2022, and 2021, the current president advanced to the Company $59,500 and $0, respectively.

As of August 31, and May 31, 2022, the balances of advances from related parties were $59,500 and $1,589, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On December 1, 2020, Suneetha Nandana Silva Sudusinghe assigned SAPA Investments, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Investments, LLC to convert the loan to common stock at a 70% discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On December 4, 2020, Suneetha Nandana Silva Sudusinghe assigned SAPA Group, LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows SAPA Group, LLC to convert the loan to common stock at a 70% discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On December 7, 2020, Suneetha Nandana Silva Sudusinghe assigned GSS Group LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows GSS Group LLC to convert the loan to common stock at a 70% discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On December 10, 2020, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $10,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a 70% discount to the market price at the time of conversion after a period of lockup of 30 days. The note was converted to equity in July 2021.

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the remaining $30,000 was assigned to Okie LLC.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously.

NOTE 8 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at August 31, 2022. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2022 was $242,584. The net change in valuation allowance for the three months ended August 31, 2022, and for the year ended May 31, 2022, was $19,408 and $39,457, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31 and May 31, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,155,162 at August 31, 2022. According to current tax laws, the losses prior 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $1,111,636 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of August 31, 2022, and May 31, 2022, are as follows:

	August 31, 2022	May 31, 2022
Net operating loss carryforward	$(1,155,162)	$(1,062,744)
Effective tax rate	21%	21%
Deferred tax asset	242,584	223,176
Less: Valuation allowance	(242,584)	(223,176)
Net deferred asset	$-	$-

The change in the valuation allowance during the three months ended August 31, 2022, and for the year ended May 31, 2022 was $19,408 and $39,457, respectively.

	August 31, 2022	May 31, 2022
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$242,584	$223,176
Valuation allowance	(242,584)	(223,176)
Net benefit	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2022, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose except the following:

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

In November 2022, Okie LLC assigned its convertible notes to the following parties, respectively: Scott McAlister, $85,000; Clifford Koschnick, $30,000; and Clifford Koschnick, $20,000.

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

In May 2022, a change in control took place that was effective in June 2022.  As of August 31, 2022, we had no operations and were no longer involved with any aspect of the cannabis business.

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

Employees; Identification of Certain Significant Employees

We currently do not have any employees.  Our CEO/CFO acts as a consultant to the Company.

Results of Operations for the three months ended August 31, 2022, and 2021:

Revenue and Cost of Goods Sold

For the three months ended August 31, 2022, and 2021, the Company did not generate any revenue or cost of goods sold.

Operating expenses

Total operating expenses for the three months ended August 31, 2021, were $51,914. The operating expenses for the three months ended August 31, 2021, included professional fees of $14,250; depreciation expense of $582; and general and administrative expenses of $37,082.

Total operating expenses for the three months ended August 31, 2022, were $92,418. The operating expenses for the three months ended August 31, 2022, included professional fees of $74,661; and general and administrative expenses of $17,757.

The increase in operating expenses is related to the increase of the professional expenses due to the increase in the legal services for the ownership and management change incurred in the quarter ended August 31, 2022.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended August 31, 2022, and 2021, was $0 and $446, respectively.

Other expenses

Total other expenses for the three months ended August 31, 2022, and 2021 were $0 and $78,179. The other expenses for the three months ended August 31, 2021, included interest expense of $45,246 and net loss on extinguishment of debt of $32,933. At the year ended May 31, 2022, and the beginning of the three months ended August 31, 2022, the debt structure had significant changes due to the ownership change, so there were no such other expenses of those that were in the period of the three months ended August 31, 2022.

Net Loss

The net loss for the three months ended August 31, 2022 and 2021 was $92,418 and $129,647, respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2022, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $227,418.

During the three months ended August 31, 2022 and 2021, the Company used $57,911 and $11,834 of cash in operating activities, respectively. The change in cash used in operating activities is related to the decrease in net loss, depreciation, debt discount, loss on extinguishment of debt, accrued wages, and the accounts payable, accrued expenses.

During the three months ended August 31, 2022 and 2021, the Company had $0 of cash in investing activities.

During the three months ended August 31, 2022 and 2021, the Company was provided $57,911 and $11,834 of cash in financing activities respectively, which came from advances from related parties. Subsequent to August 31, 2022, our CEO has continued to advance funds to pay expenses.

In its audited financial statements as of May 31, 2022, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a public reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations

Limited operating history; need for additional capital

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

Related Party Transactions

The Company’s former President Suneetha Nandana Silva Sudusinghe has agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the three months ended August 31, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $11,834, respectively.

In June 2022, the ownership changed and the current major shareholder took the position of the president. For the three months ended August 31, 2022, and 2021, the current president advanced to the Company $59,500 and $0, respectively.

As of August 31, and May 31, 2022, the balances of advances from related parties were $59,500 and $1,589, respectively.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not implement appropriate information technology controls – As of August 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable to our Company.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2022.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)