Form 10-Q
period 2022-11-30
CANNABIS SUISSE CORP.
filed 2023-02-21
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2022

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

Large accelerated filer	☐	☐ Accelerated filer	☐
Non-accelerated filer	☒	☒ Smaller reporting company	☒
		☐ Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 8, 2023, there were 44,254,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

BALANCE SHEETS

	November 30, 2022	May 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$38,339	$-
Total Current Assets	38,339	-

Property and Equipment, net	30,978	-

TOTAL ASSETS	$69,317	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$23,562	$883
Accrued Expenses	675	136,620
Advances From Related Parties	1,209	1,589
Convertible Notes Payable	135,000	135,000
Total Current Liabilities	160,446	274,092

Convertible Notes Payable - Related party	135,000	-
Total Liabilities	295,446	274,092

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 shares issued and outstanding	40,655	40,655
Additional Paid-In-Capital	915,189	742,997
Accumulated Deficit	(1,186,973)	(1,062,744)
Total Stockholders’ Deficit	(226,129)	(274,092)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$69,317	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2022	2021	2022	2021

REVENUES
Sales of goods	$-	$7,770	$-	$7,770
Total Revenues	-	7,770	-	7,770
Cost of goods sold	-	1,734	-	1,734
Gross Profit (Loss)	-	6,036	-	6,036

OPERATING EXPENSES
Software development costs	-	6,487	-	6,487
General and administrative expenses	3,114	36,182	21,571	73,264
Professional fees	25,200	4,136	99,861	18,386
Depreciation	1,061	582	2,122	1,164
TOTAL OPERATING EXPENSES	29,375	47,387	123,554	99,301

OPERATING LOSS	(29,375)	(41,351)	(123,554)	(93,265)

Interest expense, net	(675)	(17,541)	(675)	(62,787)
Change in fair value of derivative liability	-	1,395	-	1,841
Net loss on extinguishment of debt	-	(15,683)	-	(48,616)

LOSS BEFORE INCOME TAXES	(30,050)	(73,180)	(124,229)	(202,827)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(30,050)	$(73,180)	$(124,229)	$(202,827)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	40,654,938	31,091,975	40,654,938	31,091,975

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$(874,854)	$(187,494)
Conversion of Notes Payable into Common Shares	-	-	1,034,561	1,034	63,601	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	5,000,000	5,000	30,534,561	30,534	716,461	(1,004,501)	(252,506)
Conversion of Notes Payable into Common Shares	-	-	557,414	558	31,494	-	32,052
Net Loss	-	-	-	-	-	(73,180)	(73,180)

Balance, November 30, 2021	5,000,000	5,000	31,091,975	31,092	747,955	(1,077,681)	(293,634)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	139,092
Contribution of assets	-	-	-	-	33,100	-	33,100
Net Loss	-	-	-	-	-	(94,179)	(94,179)

Balance, August 31, 2022	5,000,000	5,000	40,654,938	40,655	915,189	(1,156,923)	(196,079)
Net Loss	-	-	-	-	-	(30,050)	(30,050)

Balance, November 30, 2022	5,000,000	$5,000	40,654,938	$40,655	$882,089	$(1,186,973)	$(226,129)

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended November 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(124,229)	$(202,827)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	2,122	1,164
Amortization of Debt Discount	-	62,787
Loss on Extinguishment of Debt	-	48,616
Change in Fair Value of Derivative Liability	-	(1,841)
Changes in assets and liabilities:
Accounts Receivable	-	(7,770)
Inventory	-	1,734
Prepaid Expenses	-	(5,513)
Accounts Payable	22,679	-
Accrued Expenses	3,147	72,000
Net cash used in Operating Activities	(96,281)	(31,650)

FINANCING ACTIVITIES
Advances from/ due to related parties	(380)	31,650
Proceeds from convertible notes payable	135,000	-
Net cash provided by Financing Activities	134,620	31,650

Net cash increase (decrease) for period	38,339	-
Cash at beginning of period	-	-
Cash at end of period	$38,339	$-

Supplemental Information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Conversion of accrued wages to equity	$139,092	$-
Conversion of notes payable to equity	$-	$96,687
Contribution of assets	$33,100	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2022 are not necessarily indicative of the results to be expected for the year ending May 31, 2023.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2022.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The Company’s year-end is May 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $38,339 in its escrow account and $0 of cash and cash equivalents as of November 30, 2022 and May 31, 2022, respectively. The funds in the escrow account can be released for the company’s operations without restriction.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables. The allowance for losses was $0 as of November 30, 2022, and May 31, 2022.

Inventories

Inventories are stated at the lower of cost or market. The Company had $0 in inventory as of November 30, 2022 and May 31, 2022, respectively. The Company also determines a reserve for excess and obsolete inventory based on historical usage, and projecting the year in which inventory will be consumed into a finished product. The valuation of inventories requires management to make significant assumptions, including the assessment of market value by inventory category considering historical usage, future usage and market demand for their products, and qualitative judgments related to discontinued, slow moving and obsolete inventories. The Company had $0 in reserve for excess and obsolete inventory as of November 30, 2022 and May 31, 2022, respectively.

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

Leases

The Company adopts the accounting for leases under Accounting Standards Codification (ASC) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (current and non-current) in the Company’s balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

During the six months ended November 30, 2022, and 2021, the Company recognized an impairment of long-lived assets in the amount of $0, respectively.

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

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, and May 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended November 30, 2022, that are of significance or potential significance to the Company.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of November 30, 2022. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	November 30, 2022	May 31, 2022
Office equipment	$1,400	$-
Furniture	31,700	-
Accumulated depreciation	(2,122)	-
	$30,978	$-

For the three months ended November 30, 2022 and 2021, the Company recognized depreciation expense in the amount of $1,061 and $582, respectively. For the six months ended November 30, 2022 and 2021, the Company recognized depreciation expense in the amount of $2,122 and $1,164, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the six months ended November 30, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $31,650, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the six months ended November 30, 2022, and 2021, the current president advanced to the Company $1,209 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of November 30, and May 31, 2022, the balances of advances from related parties were $1,209 and $1,589, respectively.

In June 2022, the major stockholder made contributions of office equipment and furniture to the Company. The total value of the contributions was $33,100.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration.

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

NOTE 8 - STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously. The 5,000,000 preferred shares were issued on July 21, 2021.

NOTE 9 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2022. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at November 30, 2022 was $176,548. The net change in valuation allowance for the six months ended November 30, 2022, and for the year ended May 31, 2022, was $26,088 and $33,259, respectively. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30 and May 31, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $840,703 at November 30, 2022. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $797,177 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of November 30, 2022 and May 31, 2022 are as follows:

	November 30, 2022	May 31, 2022
Net operating loss carryforward	$(840,703)	$(716,474)
Effective tax rate	21%	21%
Deferred tax asset	176,548	150,460
Less: Valuation allowance	(176,548)	(150,460)
Net deferred asset	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except the following:

On January 11, 2023, the Company issued 3,600,000 restricted shares at $0.04 per share to a consultant for services. The value of the 3,600,000 shares issued is $144,000.

In February 2023, the Company signed a lease to rent the office at 10 Newman Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $194,758, and the lease liability and lease commitment is also the same amount, respectively. The monthly base rental payment is $6,469, and the Company has the option to pay all or portion of the rent in shares of its common stock.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party Owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $135,833, and the lease liability and lease commitment is also the same amount, respectively. The monthly base rental payment is $5,000 with incentives of free-rent for the first three months, and the Company has the option to pay all or portion of the rent in shares of its common stock.

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third party private company. The monthly rent is $2,500 which will bring rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024.

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

In May 2022, a change in control took place that was effective in June 2022. As a result we had no operations and were no longer in any aspect of the cannabis industry. Since the change in control we are continuing to lay the groundwork for our business operations. In January 2023, we entered into a lease for a commercial building. We also sublet a portion of the building to an unrelated party. The lease is with an entity owned by our CEO. Initially, we intend to pay the lease amount with shares of our common stock and collect the rent from the sublease to use in our operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our CEO/CFO acts as a consultant to the Company.

Results of Operations for the three months ended November 30, 2022, and 2021:

Revenue and Cost of Goods Sold

For the three months ended November 30, 2021, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the three months ended November 30, 2021 was $1,734.

For the three months ended November 30, 2022, the Company generated total revenue of $0 from selling products to the customers. The cost of goods sold for the three months ended November 30, 2022 was $0.

For the six months ended November 30, 2021, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the six months ended November 30, 2021 was $1,734.

For the six months ended November 30, 2022, the Company generated total revenue of $0 from selling products to the customers. The cost of goods sold for the six months ended November 30, 2021 was $0.

The decrease in revenues and cost of goods sold is due to the fact that the Company stopped its operations late in the year ended May 31, 2022.

Operating expenses

Total operating expenses for the three months ended November 30, 2021, were $47,387. The operating expenses for the three months ended November 30, 2021, included professional fees of $4,136; depreciation expense of $582; software development costs of $6,487 and general and administrative expenses of $36,182.

Total operating expenses for the three months ended November 30, 2022, were $29,375. The operating expenses for the three months ended November 30, 2022, included professional fees of $25,200; depreciation expense of $1,061 and general and administrative expenses of $3,114.

The decrease of $18,012 in operating expenses was mainly due to the decrease of $33,068 of administrative expenses, although there was an increase in professional fees of $21,064 in professional fees.

Total operating expenses for the six months ended November 30, 2021, were $99,301. The operating expenses for the six months ended November 30, 2021, included professional fees of $18,386; depreciation expense of $1,164; software development costs of $6,487 and general and administrative expenses of $73,264.

Total operating expenses for the six months ended November 30, 2022, were $123,554. The operating expenses for the six months ended November 30, 2022, included professional fees of $99,861; depreciation expense of $2,122 and general and administrative expenses of $21,571.

The increase of $24,253 in operating expenses is mainly related to the increase of professional fees of $81,475, although there was in decrease of general and administrative expenses of $51,693. The increase of the professional fees for the six months ended November 30, 2022 was due to the ownership change in June 2022 with more professional services needed for the increase of regulatory filings and related legal services. Meanwhile the decrease of the administrative expenses was because there were no payroll expenses after the ownership change. The payroll expenses were the major portion of the administrative expenses for the six months ended November 30, 2021.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended November 30, 2022 and 2021, was $0 and $1,395, respectively. The reason the fair value change of the derivatives was $0 because the related debt instruments were converted or extinguished before May 31, 2022.

The changes in fair value of derivatives for the six months ended November 30, 2022 and 2021, was $0 and $1,841, respectively. The reason the fair value change of the derivatives was $0 is the same reason as explained above.

Other expenses

Total other expenses for the three months ended November 30, 2022 and 2021 were $675 and $33,224. The other expenses for the three months ended November 30, 2022, included the interest expense of $675. The other expenses for the three months ended November 30, 2021, included interest expense of $17,541 and net loss on extinguishment of debt of $15,683.

Total other expenses for the six months ended November 30, 2022 and 2021 were $675 and $111,403. The other expenses for the six months ended November 30, 2021, included interest expense of $62,787 and net loss on extinguishment of debt of $48,616.

The decrease in other expenses for the three and six month ended November 30, 2022, was that there were no significant interest expenses and loss on extinguishment of debt as there were in the three and six months ended November 30, 2021.

Net Loss

The net loss for the three months ended November 30, 2022 and 2021 was $30,050 and $73,180, respectively.

The net loss for the six months ended November 30, 2022 and 2021 was $124,229 and $202,827, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2022, the Company had cash of $38,339. Furthermore, the Company had a working capital deficit of $122,107.

During the six months ended November 30, 2022 and 2021, the Company used $96,281 and $31,650 of cash in operating activities respectively. The change in cash used in operating activities is related to the decrease in net loss, accounts receivable, accrued expenses, and the increase in depreciation and accounts payable.

During the six months ended November 30, 2022 and 2021, the Company had $0 of cash in investing activities.

During the six months ended November 30, 2022 and 2021, the Company was provided $134,620 and $31,650 of cash in financing activities respectively, which mainly came from advances from related party.

In its audited financial statements as of May 31, 2022, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others, and loans from our director. We must raise cash to implement our plan and stay in business.

Limited operating history; need for additional capital

We will rely on funds from our operations and advances from our CEO in the near future. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the six months ended November 30, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $31,650, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the six months ended November 30, 2022, and 2021, the current president advanced to the Company $1,209 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major stockholder/CEO in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid from the major shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of November 30, and May 31, 2022, the balances of advances from related parties were $1,209 and $1,589, respectively. Subsequent to the period in January 2023, we entered into a lease for a commercial building with an entity owned by our CEO.  The lease is for two years.  Monthly payments are $12,916.  We also entered into a sublease for a portion of the building with monthly payments of $4,500.  We have to option of paying the lease amount in cash or shares of our common stock. Initially, we intend to pay in common stock.

In February 2023, the Company signed a lease to rent the office at 10 Newman Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $194,758, and the lease liability and lease commitment is also the same amount, respectively. The monthly base rental payment is $6,469, and the Company has the option to pay all or portion of the rent in shares of its common stock.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party Owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $135,833, and the lease liability and lease commitment is also the same amount, respectively. The monthly base rental payment is $5,000 with incentives of free-rent for the first three months, and the Company has the option to pay all or portion of the rent in shares of its common stock.

In February 2023, the Company signed a sub-lease as the lessor to rent portion of the property at 2652 Blanding Blvd to a third party private company. The monthly rent is $2,500 which will bring the rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024.

Due to the leases signed in February 2023, the Company continues its operating and the balance sheets shown before and after signing the leases as follows:

	Balance Sheets Before and After Leases
	Before	Leases	After
ASSETS
Current Assets
1050 Cash - Escrow Account	38,339		38,339
Total Current Assets	38,339		38,339
Property and Equipment	30,978		30,978
Operating Leases Right of Use Assets	-	330,591	330,591
TOTAL ASSETS	69,317		399,908
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	23,562		23,562
Accrued Expenses	675		675
Advances from Related Parties	1,209		1,209
Convertible Notes Payable	135,000		135,000
Lease liabilities - Short-term		93,920	93,920
Total Current Liabilities	160,446		254,366
Convertible Notes Payable - Related Party	135,000		135,000
Lease liabilities - Long-term		236,671	236,671
Total Liabilities	295,446		626,037
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000		5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 shares issued and outstanding	40,655		40,655
Additional Paid-In-Capital	915,189		915,189
Accumulated Deficit	(1,186,973)		(1,186,973)
Total Stockholders' Deficit	(226,129)		(226,129)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	69,317		399,908

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not implement appropriate information technology controls – As of November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the period we issued 3,600,000 shares of our restricted Common Stock to a consultant for services.  The stock was valued at $0.04 per share. We relied on section 4(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2023.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)