Form 10-Q/A
period 2022-08-31
CANNABIS SUISSE CORP.
filed 2023-03-06
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Cannabis Suisse Corp. (the  “Company,” ”we” ”us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, originally filed with the SEC on December 14, 2022 (the “Original Form 10-Q”) to record additional line items on the balance sheet and statement of operations that were omitted in the Original 10-Q. Related areas and disclosures have also been updated because of these additions, including changing the designation of the Company to non-shell status.

ii

TABLE OF CONTENTS

iii

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

CANNABIS SUISSE CORP.

BALANCE SHEETS

	August 31, 2022	May 31, 2022
	(unaudited)
ASSETS
Current Assets
Inventory, net	$-	$-
Prepaid Expenses	-	-
Total Current Assets	-	-

Property and Equipment, net	32,039	-

TOTAL ASSETS	$32,039	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$32,918	$883
Accrued Wages	-	136,620
Advances From Related Parties	60,200	1,589
Convertible Notes Payable, net of debt discount	135,000	135,000
Total Current Liabilities	228,118	274,092

Total Liabilities	228,118	274,092

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 shares issued and outstanding	40,655	40,655
Additional Paid-In-Capital	915,189	742,997
Accumulated Deficit	(1,156,923)	(1,062,744)
Total Stockholders’ Deficit	(196,079)	(274,092)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$32,039	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31,
	2022	2021

REVENUES
Sales of goods	$-	$-
Cost of goods sold	-	-
Gross (Loss) Profit	-	-

OPERATING EXPENSES
General and administrative expenses	18,457	37,082
Professional fees	74,661	14,250
Depreciation	1,061	582
TOTAL OPERATING EXPENSES	94,179	51,914

OPERATING LOSS	(94,179)	(51,914)

Interest expense, net	-	(45,246)
Change in fair value of derivative liability	-	446
Net loss on extinguishment of debt	-	(32,933)

LOSS BEFORE INCOME TAXES	(94,179)	(129,647)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(94,179)	$(129,647)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	40,654,938	32,491,007

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$(874,854)	$(187,494)
Conversion of Notes Payable into Common Shares	-	-	1,034,561	1,034	63,601	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(129,647)	(129,647)

Balance, August 31, 2021	5,000,000	$5,000	30,534,561	$30,534	$716,461	$(1,004,501)	$(252,506)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	139,092
Contribution of assets	-	-	-	-	33,100	-	33,100
Net Loss	-	-	-	-	-	(94,179)	(94,179)

Balance, August 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$915,189	$(1,156,923)	$(196,079)

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended August 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(94,179)	$(129,647)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	1,061	582
Amortization of Debt Discount	-	45,246
Loss on Extinguishment of Debt	-	32,933
Change in Fair Value of Derivative Liability	-	(448)
Changes in assets and liabilities:
Accounts payable	32,035	3,500
Accrued wages	2,472	36,000
Net cash used in Operating Activities	(58,611)	(11,834)

FINANCING ACTIVITIES
Advances from related parties	58,611	11,834
Net cash provided by Financing Activities	58,611	11,834

Net cash increase (decrease) for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Conversion of accrued wages to equity	$139,092	$-
Conversion of notes payable to equity	$-	$64,635
Contribution of assets	$33,100	$-

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	August 31, 2022	May 31, 2022
Office equipment	$1,400	$-
Furniture	31,700	-
Accumulated depreciation	(1,061)	-
	$32,039	$-

For the three months ended August 31, 2022 and 2021 the Company recognized depreciation expense in the amount of $1,061 and $582, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the three months ended August 31, 2022, and 2021, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $11,834, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the three months ended August 31, 2022, and 2021, the current president advanced to the Company $60,200 and $0, respectively.

In June 2022, the major stockholder made contributions of office equipment and furniture to the Company. The total value of the contributions was $33,100.

As of August 31, and May 31, 2022, the balances of advances from related parties were $60,200 and $1,589, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

The valuation allowance at August 31, 2022 was $170,237. The net change in valuation allowance for the three months ended August 31, 2022, and for the year ended May 31, 2022, was $19,777 and $39,457, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31 and May 31, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $810,653 at August 31, 2022. According to current tax laws, the losses prior 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $767,127 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of August 31, 2022, and May 31, 2022, are as follows:

	August 31, 2022	May 31, 2022
Net operating loss carryforward	$(810,653)	$(716,474)
Effective tax rate	21%	21%
Deferred tax asset	170,237	150,460
Less: Valuation allowance	(170,237)	(150,460)
Net deferred asset	$-	$-

The change in the valuation allowance during the three months ended August 31, 2022, and for the year ended May 31, 2022 was $19,777 and $8,304, respectively.

	August 31, 2022	May 31, 2022
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$170,237	$150,460
Valuation allowance	(170,237)	(150,460)
Net benefit	$-	$-

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 10 - SUBSEQUENT EVENTS

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

In May 2022, a change in control took place that was effective in June 2022. As a result we were no longer in any aspect of the cannabis industry. Since the change in control, we are continuing to lay the groundwork for our business operations.

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

Total operating expenses for the three months ended August 31, 2022, were $94,179. The operating expenses for the three months ended August 31, 2022, included professional fees of $74,661; depreciation expense of $1,061 and general and administrative expenses of $18,457.

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

Net Loss

The net loss for the three months ended August 31, 2022 and 2021 was $94,179 and $129,647, respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2022, the Company had cash of $0. Furthermore, the Company had a working capital deficit of $228,118.

During the three months ended August 31, 2022 and 2021, the Company used $58,611 and $11,834 of cash in operating activities, respectively. The change in cash used in operating activities is related to the decrease in net loss, depreciation, and debt discount, loss on extinguishment of debt, accrued wages, and the accounts payable, accrued expenses.

During the three months ended August 31, 2022 and 2021, the Company had $0 of cash in investing activities.

During the three months ended August 31, 2022 and 2021, the Company was provided $58,611 and $11,834 of cash in financing activities respectively, which came from advances from related parties. Subsequent to August 31, 2022, our CEO has continued to advance funds to pay expenses.

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

In June 2022, the ownership changed and the current major stockholder/CEO took the position of the president. For the three months ended August 31, 2022, and 2021, the current president advanced to the Company $60,200 and $0, respectively.

As of August 31, and May 31, 2022, the balances of advances from related parties were $60,200 and $1,589, respectively.

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

Due to the leases signed in February 2023, the Company continues its operating and the balance sheets shown before and after signing the leases as follows.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2023.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant in the capacities and on the date indicated.

Date: March 6, 2023

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)