Form 10-Q
period 2023-02-28
CANNABIS SUISSE CORP.
filed 2023-04-19
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2023

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

10 North Newnan Street, Suite A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 19, 2023, there were 44,254,938 shares outstanding of the registrant’s common stock.

i

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying condensed interim financial statements of Cannabis Suisse Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying Condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CANNABIS SUISSE CORP.

CONDENSED BALANCE SHEETS

	February 28, 2023	May 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$5,083	$-
Total Current Assets	5,083	-

Property and Equipment, net	29,917	-
Operating Leases Right of Use Assets	327,428	-

TOTAL ASSETS	$362,428	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,795	$883
Accrued Expenses	4,725	136,620
Advances From Related Parties	16,659	1,589
Convertible Notes Payable	135,000	135,000
Operating Lease Liabilities - Short-term	103,877	-
Total Current Liabilities	265,056	274,092

Convertible Notes Payable - Related party	135,000	-
Operating Lease Liabilities - Long-term	234,603	-
Total Liabilities	634,659	274,092

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 44,254,938 and 40,654,938 shares issued and outstanding as of February 28, 2023, and May 31, 2022, respectively	44,255	40,655
Additional Paid-In-Capital	1,055,589	742,997
Unearned Compensation	(30,000)	-
Accumulated Deficit	(1,347,075)	(1,062,744)
Total Stockholders’ Deficit	(272,231)	(274,092)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$362,428	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022

REVENUES
Sales of goods	$-	$-	$-	$7,770
Rental income	2,500	-	2,500	-
Total Revenues	2,500	-	2,500	7,770
Cost of goods sold	-	-	-	1,734
Cost of renting	2,292	-	2,292	-
Gross Profit (Loss)	208	-	208	6,036

OPERATING EXPENSES
Software development costs	-	-	-	6,487
General and administrative expenses	112,900	36,663	134,471	109,928
Professional fees	42,299	3,918	142,160	22,304
Depreciation	1,061	543	3,183	1,706
TOTAL OPERATING EXPENSES	156,260	41,124	279,814	140,425

OPERATING LOSS	(156,052)	(41,124)	(279,606)	(134,389)

Interest expense, net	(4,050)	(772)	(4,725)	(63,579)
Change in fair value of derivative liability	-	(938)	-	902
Net loss on extinguishment of debt	-	-	-	(48,616)

LOSS BEFORE INCOME TAXES	(160,102)	(42,854)	(284,331)	(245,682)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(160,102)	$(42,854)	$(284,331)	$(245,682)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	42,553,839	31,091,975	41,287,905	31,091,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$-	$(874,854)	$(187,494)
Conversion of Notes Payable into Common Shares	-	-	1,034,561	1,034	63,601	-	-	64,635
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-
Net Loss	-	-	-	-	-	-	(129,647)	(129,647)
Balance, August 31, 2021	5,000,000	5,000	30,534,561	30,534	716,461	-	(1,004,501)	(252,506)
Conversion of Notes Payable into Common Shares	-	-	557,414	558	31,494	-	-	32,052
Net Loss	-	-	-	-	-	-	(73,180)	(73,180)
Balance, November 30, 2021	5,000,000	5,000	31,091,975	31,092	747,955	-	(1,077,681)	(293,634)
Conversion of Notes Payable into Common Shares	-	-	3,000,000	3,000	27,000	-	-	30,000
Net Loss	-	-	-	-	-	-	(42,854)	(42,854)
Balance, February 28, 2022	5,000,000	$5,000	34,091,975	$34,092	$774,955	$-	$(1,120,535)	$(306,488)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	-	139,092
Contribution of assets	-	-	-	-	33,100	-	-	33,100
Net Loss	-	-	-	-	-	-	(94,179)	(94,179)
Balance, August 31, 2022	5,000,000	5,000	40,654,938	40,655	915,189	-	(1,156,923)	(196,079)
Net Loss	-	-	-	-	-	-	(30,050)	(30,050)
Balance, November 30, 2022	5,000,000	5,000	40,654,938	40,655	882,089	-	(1,186,973)	(226,129)
Issuance of common stock for services	-	-	3,600,000	3,600	140,400	(30,000)	-	114,000
Net Loss	-	-	-	-	-	-	(160,102)	(160,102)
Balance, February 28, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(30,000)	$(1,347,075)	$(272,231)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended February 28,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(284,331)	$(245,682)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	3,183	1,706
Stock Payment for Services	114,000	-
Amortization of Right-of-use Assets	3,163	-
Amortization of Debt Discount	-	63,579
Loss on Extinguishment of Debt	-	48,616
Change in Fair Value of Derivative Liability	-	(902)
Changes in assets and liabilities:
Accounts Receivable	-	(3,273)
Inventory	-	1,734
Prepaid Expenses	-	(6,512)
Accounts Payable	4,795	-
Accrued Expenses	4,725	108,000
Operating Lease Liabilities	7,889	-
Net cash used in Operating Activities	(146,576)	(32,734)

FINANCING ACTIVITIES
Advances from/ due to related parties	16,659	2,234
Proceeds from convertible notes payable	135,000	30,500
Net cash provided by Financing Activities	151,659	32,734

Net cash increase (decrease) for period	5,083	-
Cash at beginning of period	-	-
Cash at end of period	$5,083	$-

Supplemental Information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Operating Lease Right-of-use Assets Exchanged for Operating Leases	$330,591	-
Conversion of accrued wages to equity	$139,092	$-
Contribution of assets	$33,100	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company is engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements. We use various distribution channels for various types of customers. The Company’s products can be sold to both corporate customers and individual clients.

In late May 2022, the former shareholder signed an agreement to sell all his stock to Mr. Scott McAlister. The stock purchase agreement was closed in early June 2022. Since the ownership change, the Company started its real estate business, and in February 2023, the Company leased two properties and one of them has been leased out for rental revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed interim financial statements. The condensed interim financial statements and notes are representations of the Company’s management, who is responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (gaap) and have been consistently applied in the preparation of the unaudited condensed financial statements.

The Company’s year-end is May 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2023 are not necessarily indicative of the results to be expected for the year ending May 31, 2023.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2022.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,083 in its escrow account and $0 of cash and cash equivalents as of February 28, 2023 and May 31, 2022, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables. The allowance for losses was $0 as of February 28, 2023, and May 31, 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment, Furniture and Fixtures	5-10 years

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to the statements of operations as incurred, whereas significant renewals and betterments are capitalized.

Leases

The Company adopts the accounting for leases under Accounting Standards Codification (ASC) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (short term and long term) in the Company’s condensed balance sheets.

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

During the nine months ended February 28, 2023 and 2022, the Company recognized an impairment of long-lived assets in the amount of $0, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2023 and May 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended February 28, 2023, that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of February 28, 2023. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	February 28, 2023	May 31, 2022
Office equipment	$1,400	$-
Furniture	31,700	-
Accumulated depreciation	(3,183)	-
	$29,917	$-

For the three months ended February 28, 2023 and 2022, the Company recognized depreciation expense in the amount of $1,061 and $543, respectively. For the nine months ended February 28, 2023 and 2022, the Company recognized depreciation expense in the amount of $3,183 and $1,706, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2023, the Company is not aware of any contingent liabilities that should be reflected in the condensed financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the nine months ended February 28, 2023, and 2022, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $2,234, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the nine months ended February 28, 2023, and 2022, the current president advanced to the Company $16,659 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of February 28, 2023 and May 31, 2022, the balances of advances from related parties were $16,659 and $1,589, respectively.

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

NOTE 8 - LEASES

In February 2023, the Company signed a lease to rent the office at 10 Newman Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $194,758, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $6,469, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $135,833, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $5,000 with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third party private company. The monthly rent is $2,500 which will bring rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024.

The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

As of February 28, 2023
Assets
Operating Lease	$330,591
Less: Accumulated Amortization	(3,163)
Total	$327,428

Liabilities
Lease liabilities - Short-term	$103,877
Lease liabilities - Long-term	234,603
Total operating lease liabilities	$338,480

Future minimum lease payments as of February 28, 2023:

Lease commitments
Mar 2023 - Feb 2024	$138,677
Mar 2024 - Feb 2025	137,625
Mar 2025 - Jan 2026	126,156

Total undiscounted lease payments	402,458
Imputed interest	(63,978)

Total operating lease liabilities	$338,480

NOTE 9 - STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously. The 5,000,000 preferred shares were issued on July 21, 2021.

On January 11, 2023, the Company issued 3,600,000 restricted shares at $0.04 per share to a consultant for services. The value of the 3,600,000 shares issued is $114,000.

NOTE 10 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2023. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at February 28, 2023 was $206,856. The net change in valuation allowance as of February 28, 2023, and May 31, 2022, was $56,396. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during

CANNABIS SUISSE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2023 and May 31, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $985,028 at February 28, 2023. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $941,502 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of February 28, 2023 and May 31, 2022 are as follows:

	February 28, 2023	May 31, 2022
Net operating loss carryforward	$(985,028)	$(716,474)
Effective tax rate	21%	21%
Deferred tax asset	206,856	150,460
Less: Valuation allowance	(206,856)	(150,460)
Net deferred asset	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2023 to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

In February 2023, the Company signed a lease to rent the office at 10 Newman Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Also in February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party Owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. The Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third party private company for one year from February 1, 2023 to January 31, 2024.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our CEO/CFO acts as a consultant to the Company.

Results of Operations for the three and nine months ended February 28, 2023, and 2022:

Revenue and Cost of Goods Sold

For the three months ended February 28, 2022, the Company generated total revenue of $0. The cost of goods sold for the three months ended February 28, 2022 was also $0.

For the three months ended February 28, 2023, the Company generated total revenue of $2,500 from renting. The cost of renting for the three months ended February 28, 2023 was $2,292.

For the nine months ended February 28, 2022, the Company generated total revenue of $7,770 from selling products to the customers. The cost of goods sold for the nine months ended February 28, 2022 was $1,734.

For the nine months ended February 28, 2023, the Company generated total revenue of $2,500 from renting. The cost of renting for the nine months ended February 28, 2023 was $2,292.

The decrease in revenues and increase in cost is due to the fact that the Company stopped its previous business late in the year ended May 31, 2022 and started a new business in real estate rental.

Operating expenses

Total operating expenses for the three months ended February 28, 2022, were $41,124. The operating expenses for the three months ended February 28, 2022, included professional fees of $3,918; depreciation expense of $543; and general and administrative expenses of $36,663.

Total operating expenses for the three months ended February 28, 2023, were $156,260. The operating expenses for the three months ended February 28, 2023, included professional fees of $42,299; depreciation expense of $1,061; and general and administrative expenses of $112,900.

The increase of $115,136 in operating expenses was mainly due to the increase of the administrative expenses, which contains consulting services of $104,000.

Total operating expenses for the nine months ended February 28, 2022, were $140,425. The operating expenses for the nine months ended February 28, 2022, included professional fees of $22,304; depreciation expense of $1,706; software development costs of $6,487 and general and administrative expenses of $109,928.

Total operating expenses for the nine months ended February 28, 2023, were $279,814. The operating expenses for the nine months ended February 28, 2023, included professional fees of $142,160; depreciation expense of $3,183 and general and administrative expenses of $134,471.

The increase of $139,389 in operating expenses is mainly related to the increase of professional fees of $119,856. The increase of the professional fees for the nine months ended February 28, 2023 was due to the ownership change in June 2022 with more professional services needed for the increase of regulatory filings and related legal services.

Changes in Fair Value of Derivatives

The changes in fair value of derivatives for the three months ended February 28, 2023 and 2022, was $0 and $(938), respectively. The reason the fair value change of the derivatives was because the related debt instruments were converted or extinguished before May 31, 2022.

The changes in fair value of derivatives for the nine months ended February 28, 2023 and 2022, was $0 and $902, respectively. The reason the fair value change of the derivatives is the same reason as explained above.

Other expenses

Total other expenses for the three months ended February 28, 2023 and 2022 were $4,050 and $792. The other expenses for the three months ended February 28, 2023, included interest expense of $4,050. The other expenses for the three months ended February 28, 2022, included interest expense of $792.

Total other expenses for the nine months ended February 28, 2023 and 2022 were $4,725 and $112,195. The other expenses for the nine months ended February 28, 2023, included the interest expense of $4,725. The other expenses for the nine months ended February 28, 2022, included interest expense of $63,579 and net loss on extinguishment of debt of $48,616.

The increase in other expenses for the three months ended February 28, 2023 was due to the increase of the interest expenses; the decrease in other expenses for nine month ended February 28, 2023, was that there were no significant interest expenses and loss on extinguishment of debt as there were in the three and nine months ended February 28, 2022.

Net Loss

The net loss for the three months ended February 28, 2023 and 2022 was $160,102 and $42,854, respectively.

The net loss for the nine months ended February 28, 2023 and 2022 was $284,331 and $245,682, respectively.

The increases of $ 117,248 and $38,649 in net loss for the three and nine months, respectively, was due to the same reasons as explained above.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2023, the Company had cash in escrow of $5,083. Furthermore, the Company had a working capital deficit of $259,973.

During the nine months ended February 28, 2023 and 2022, the Company used $146,576 and $32,734 of cash in operating activities respectively. The change in cash used in operating activities is mainly related to the increase in professional fees.

During the nine months ended February 28, 2023 and 2022, the Company had $0 of cash in investing activities.

During the nine months ended February 28, 2023 and 2022, the Company was provided $151,659 and $32,734 of cash in financing activities respectively. The increase was mainly due to the increase of convertible note payable.

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

Related Party Transactions

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the nine months ended February 28, 2023, and 2022, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $2,234, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the nine months ended February 28, 2023, and 2022, the current president advanced to the Company $16,659 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of February 28, 2023 and May 31, 2022, the balances of advances from related parties were $16,659 and $1,589, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO/CFO, of the effectiveness of our disclosure controls and procedures as of February 28, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not implement appropriate information technology controls - As of February 28, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2023, we issued 3,600,000 shares of our restricted Common Stock to a consultant for services. The stock was valued at $0.04 per share. We relied on section 4(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2023.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)