Form 10-K/A
period 2022-05-31
CANNABIS SUISSE CORP.
filed 2023-05-02
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Cannabis Suissee Corp. (the  “Company,” ”we” ”us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended May 31, 2022, originally filed with the SEC on November 23, 2022 (the “Original Form 10-K”) to add to the subsequent events, the material asset contributions immediately after the fiscal year ended May 31, 2022.  We deleted reference to our securities being registered under Section 12(g) of the Exchange Act. We also revised the disclosure in Item 1 describing our business activity. Related areas and disclosures have also been updated because of these additions, including changing the designation of the Company to non-shell status.

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

In June 2022, the current major stockholder made asset contributions to the Company. The total value of the assets contributed was $33,100. The condensed balance sheet before and after the contribution is illustrated as follows:

Pro forma Balance Sheets Before and After Asset Contributions

Description of Line Items	Before Contribution	Contribution	After Contribution

Assets
Current assets	$-	$-	$-
Property and Equipment – net	-	33,100	33,100
Total Assets	-	33,100	33,100

Liabilities & Stockholders’ Deficit
Convertible notes payable	135,000	-	$135,000
Other Liabilities	139,092	-	139,092
Total liabilities	274,092	-	274,092

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par: $0.001, 20,00,000 Shares authorized, 5,000,000 issued And outstanding	5,000	-	5,000
Common stock, par: $0.001; 250,000,000 Shares authorized, 40,654,938 issued And outstanding	40,655	-	40,655
Additional paid-in-capital	742,997	33,100	776,097
Accumulated deficit	(1,062,744)	-	(1,062,744)
Total stockholders’ deficit	(274,092)	33,100	(240,992)

Total Liabilities & Stockholders’ Deficit	$-	$33,100	$33,100

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

In February 2023, the Company signed a sub-lease as the lessor to rent portion of the property at 2652 Blanding Blvd to a third party private company. The monthly rent is $2,500 which will bring the Company rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024.

The leases signed in February 2023 had a significant impact on the Company’s balance sheet. Here are the balance sheets shown before and after signing the leases:

	Balance Sheets Before and After Leases
	Before	Leases	After
ASSETS
Current Assets
1050 Cash - Escrow Account	38,339	-	38,339
Total Current Assets	38,339	-	38,339
Property and Equipment	30,978	-	30,978
Operating Leases Right of Use Assets	-	330,591	330,591
TOTAL ASSETS	69,317	330,591	399,908
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	23,562	-	23,562
Accrued Expenses	675	-	675
Advances from Related Parties	1,209	-	1,209
Convertible Notes Payable	135,000	-	135,000
Lease liabilities - Short-term	-	93,920	93,920
Total Current Liabilities	160,446	93,920	254,366
Convertible Notes Payable - Related Party	135,000	-	135,000
Lease liabilities - Long-term		236,671	236,671
Total Liabilities	295,446	330,591	626,037
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	-	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 40,654,938 shares issued and outstanding	40,655	-	40,655
Additional Paid-In-Capital	915,189	-	915,189
Accumulated Deficit	(1,186,973)	-	(1,186,973)
Total Stockholders' Deficit	(226,129)	-	(226,129)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	69,317	330,591	399,908

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

PCAOB Firm ID#3289

Tampa, Florida

November 21, 2022, except for Note 12, as to which the date is May 2, 2023

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

CANNABIS SUISSE CORP.
(Registrant)

May 2, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 2, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer