Form 10-K/A
period 2022-05-31
CANNABIS SUISSE CORP.
filed 2023-05-03
CIK 1680132

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

EXPLANATORY NOTE

Cannabis Suissee Corp. (the  “Company,” ”we” ”us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended May 31, 2022, originally filed with the SEC on November 23, 2022 (the “Original Form 10-K”), and Amendment No. 1 originally filed with the SEC on May 2, 2023 (the “Amendment No. 1 Form 10-K”), to correct the designation of the Company to non-shell status.

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

PCAOB Firm ID#3289

Tampa, Florida

November 21, 2022, except for Note 12, as to which the date is May 3, 2023

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

CANNABIS SUISSE CORP.
(Registrant)

May 3, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 3, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer