Form 10-K
period 2023-05-31
CANNABIS SUISSE CORP.
filed 2023-09-12
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of December 31, 2022, was $173,600.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,254,938 common shares issued and outstanding as of August 31, 2023.

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

Item 1. Description of Business

General

Cannabis Suisse Corp. (the “Company”, “we” or “our”) is   engaged in the rental of commercial office and industrial space. We currently sublease a portion of a commercial building to a third party. We lease the building from a company controlled by our CEO.  Since our CEO assumed control of the Company in June 2022, we have no involvement in any aspect of the cannabis industry.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our sole officer serves as a consultant to the Company on a part-time basis.

Item 1A. Risk Factors

Risks Related to Our Business.

Limited Operations.  Our current business operations consist of subleasing a portion of a building we lease from a company controlled by our CEO. As a result, we currently have limited operations. No assurance can be given that we will have any business operation going forward that sufficiently covers our cost structure.

Lack of Operating Funds-Going Concern. We do not have a bank account. Our CEO, who is also our sole director, pays our expenses through an escrow account set up for the benefit of the Company. In the event this source of funding ceases before we are able to sustainably increase our business operations there is substantial doubt as to the Company’s ability to continue as an ongoing enterprise.

Limited Management.  We have no employees. Our CEO also serves as our CFO on a part-time consultant basis. This lack of personnel adversely affects our ability to develop and grow our business.

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

Penny Stock Considerations Lack of Proprietary Broker-Dealer Quotations. Our shares are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. As a result, the “penny stock rules’ apply. Such rules require, among other things, that brokers who trade “penny stocks” to persons other than “established customers” complete certain documentation, make suitable inquires of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” and, as a result, the number of broker-dealers willing to act as market makers is limited. Because our securities are subject to the “penny stock” rules, investors will find it more difficult to dispose of our securities because of the requirements. Because our securities are subject to these rules it will make it more difficult to obtain needed capital in the future.  Currently, our securities are not eligible for proprietary broker-dealer quotes.  Therefore, our securities have a higher risk of wider spreads, increased price volatility and price dislocation. In addition, the liquidity for our securities may be adversely affected with a corresponding decrease in the price of our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

We do not own any property except minimal office furniture. We lease our office from a company controlled by our CEO. In February 2023, the Company leased two real properties, and one of which is for the office and the other to be subleased for rental income. The Company sub-leased a portion of its leased office building for one year from February 2023 to January 2024.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on September 6, 2023, was $0.02  Set forth below is the high and low bid information of our common stock for each quarter for the last two fiscal years.  The quotations reflect inter-dealer prices, without retail markup. Mark-down or commissions and may not represent actual transactions.

FY 2022	High	Low
Quarter ended August 31	$0.08	$0.03
Quarter ended November 30	$0.08	$0.03
Quarter ended February 28	$0.03	$0.02
Quarter ended May 31	$0.03	$0.01

FY 2023	High	Low
Quarter ended August 31	$0.30	$0.01
Quarter ended November 30	$0.21	$0.03
Quarter ended February 28	$0.15	$0.03
Quarter ended May 31	$0.12	$0.02

Number of Holders

As of August 31, 2023, there were a total of 15 stockholders of record.

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

Other Stockholder Matters

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

In June 2022, the majority stockholder, who served as the Company’s CEO sold his stock position to the current CEO and sole director. At such time the Company ceased any and all operations associated with the cannabis industry. The Company then focused its efforts toward real estate operations. In February 2023, we leased a commercial building from a company controlled by our CEO and subleased a portion of the building to a third party. The term of the sublease is one year and the annual rent is $30,000.

Results of operations for the fiscal year ended May 31, 2022, reflect the prior operations of the Company when it was involved in the cannabis business. Consequentially, the financial results of operation for that period have no relevance to the Company current operations.

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

Results of Operations for the years ended May 31, 2023, and 2022:

Revenue

For the year ended May 31, 2022, the Company generated total revenue of $7,770 from selling products to customers. The cost of goods sold for the year ended May 31, 2022, was $1,734.

For the year ended May 31, 2023, the Company generated total revenue of $10,000 from its real estate renting business. The cost of renting for the year ended May 31, 2023 was $9,166.

Operating expenses

Total operating expenses for the year ended May 31, 2022 were $163,191. The operating expenses for the year ended May 31, 2022 included professional fees of $25,580; depreciation expense of $1,999 and general and administrative expenses of $135,612.

Total operating expenses for the year ended May 31, 2023 were $343,516. The operating expenses for the year ended May 31, 2023, included professional fees of $278,570 which included $78,420 of legal fees, $36,200 in accounting, other consulting fees of $128,700 and $35,250 in audit fees; depreciation expense of $4,244 and general and administrative expenses of $60,702.

The increase in operating expenses is related to the increase of the professional fees due to significance of business activities and SEC filings in the year ended May 31, 2023. In February 2023, the Company signed two leases with a related party for two real properties, respectively for its own office and also sub-leased 50% of one property to a third party.

The total other expenses (income) for the years ended May 31, 2023 and 2022 were $8,865 and $30,735, respectively. The other expenses for the year ended May 31, 2023 contained only interest expenses of $8,865, while for the year ended May 31, 2022, the other expenses contained $63,579, loss on asset disposal of $2,384, gain on extinguishment of debt and gain on fair value the derivative liabilities, and the net of those items was the expense of $30,735.

Net Loss

The net loss for the years ended May 31, 2023 and 2022 was $351,547 and $187,890, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2023, the Company had cash of $199. Furthermore, the Company had a working capital deficit of $329,092 and $274,092 on May 31, 2023 and 2022, respectively.

During the year ended May 31, 2023, the Company used $163,960 of cash in operating activities due to its net loss of $351,547; depreciation of $4,244; stock payment for services of $124,000; increase in accounts payable of $10,770; increase in accrued interest of $8,865; and increase in prepayments of $4,500.

During the year ended May 31, 2022, the Company used $32,089 of cash in operating activities due to its net loss of $187,890; depreciation of $1,999; gain on extinguishment of debt of $32,774; change in fair value of derivative liability $2,454; amortization of debt discount $63,579; increase in accounts payable of $883; increase in accrued wages of $120,000, decrease in inventory of $1,734; increase in loss on asset disposal of $2,384 and decrease in prepaid expenses of $450.

During the years ended May 31, 2023 and 2022 the Company did not have cash in investing activities.

During the year ended May 31, 2023, the Company generated $164,159 of cash in financing activities, which came from advances from related parties of $29,159, and convertible notes payable of $135,000.

During the year ended May 31, 2022, the Company increase $32,089 of cash in financing activities, which came from advances from related parties.

In its audited financial statements as of May 31, 2023, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others, and loans from our director. We must raise cash to implement our plan and stay in business.

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

Years Ended May 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannabis Suisse Corp. (the Company) as of May 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has limited revenues and recurring losses as of May 31, 2023 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

September 12, 2023

3001 N. Rocky Point Dr. East, Suite 200 * Tampa, Florida 33607 * 813.367.3527

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2023	May 31, 2022
ASSETS
Current Assets
Cash in Escrow Account	$199	$-
Prepaid Expenses	4,500	-
Total Current Assets	4,699	-

Property and Equipment, net	28,856	-
Operating Leases Right of Use Assets	312,748	-

TOTAL ASSETS	$346,303	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$10,770	$883
Accrued Expenses	8,865	136,620
Advances From Related Parties	29,159	1,589
Convertible Notes Payable	135,000	135,000
Derivative Liability	149,997	-
Total Current Liabilities	333,791	274,092

Convertible Note Payable - Related Party	135,000	-
Operating Lease Liabilities - Long-term	206,959	-
Total Liabilities	675,750	274,092

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 44,254,938 and 40,654,938 shares issued and outstanding as of May 31, 2023, and 2022, respectively	44,255	40,655
Additional Paid-In-Capital	1,055,589	742,997
Unearned Compensation	(20,000)	-
Accumulated Deficit	(1,414,291)	(1,062,744)
Total Stockholders’ Deficit	(329,447)	(274,092)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$346,303	$-

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2023	2022

REVENUES
Sales of goods	$-	$7,770
Rental income	10,000	-
Total Revenues	10,000	7,770
Cost of goods sold	9,166	1,734
Gross Profit	834	6,036

OPERATING EXPENSES
Professional fees	278,570	25,580
Depreciation	4,244	1,999
General and administrative expenses	60,702	135,612
TOTAL OPERATING EXPENSES	343,516	163,191

OPERATING LOSS	(342,682)	(157,155)

Interest expense, net	(8,865)	(63,579)
Loss on asset disposal	-	(2,384)
Net loss on extinguishment of debt	-	32,774
Change in fair value of derivative liability	-	2,454

LOSS BEFORE INCOME TAXES	(351,547)	(187,890)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(351,547)	$(187,890)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	42,035,760	33,069,046

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	-	$-	34,500,000	$34,500	$652,860	$-	$(874,854)	$(187,494)
Conversion of Common Shares into Preferred Shares	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-
Conversion of Notes Payable into Common Shares	-	-	11,154,938	11,155	89,345	-	-	100,500
Debt discount upon issuance of convertible note payable	-	-	-	-	792	-	-	792
Net loss	-	-	-	-	-	-	(187,890)	(187,890)

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)

Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	-	139,092
Contribution of Assets	-	-	-	-	33,100	-	-	33,100
Issuance of Common Stock for Services	-	-	3,600,000	3,600	140,400	(20,000)	-	124,000
Net loss	-	-	-	-	-	-	(351,547)	(351,547)

Balance, May 31, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(20,000)	$(1,414,291)	$(329,447)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(351,547)	$(187,890)
Adjustments to reconcile net loss to net cash used in operations:
Stock payment for services	124,000	-
Loss on disposal of asset	-	2,384
Depreciation	4,244	1,999
Operating Lease Liabilities	44,208	-
Amortization of Debt Discount	-	63,579
Gain on Extinguishment of Debt	-	(32,774)
Change in Fair Value of Derivative Liability	-	(2,454)
Changes in assets and liabilities:
Inventory	-	1,734
Prepaid expenses	(4,500)	450
Accounts payable	10,770	883
Accrued expenses	8,865	120,000
Net cash used in Operating Activities	(163,960)	(32,089)

FINANCING ACTIVITIES
Advances from related parties, net	29,159	32,089
Proceeds from convertible notes	135,000	-
Net cash provided by Financing Activities	164,159	32,089

Net cash increase (decrease) for period	199	-
Cash at beginning of period	-	-
Cash at end of period	$199	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Operating lease right-of-use assets exchanged for operating leases	$330,591	$-
Conversion of accrued wages and other debt to equity	$139,092	$100,500
Conversion of accrued wages to convertible note	$-	$115,500
Contribution of assets	$33,100	$-

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company was engaged in the business of production of OTC (over-the-counter) products - for example CBD oils, retail branded cigarettes and also some health-related supplements. The Company uses various distribution channels for various types of customers. The Company’s products can be sold to both corporate customers and individual clients.

In late May 2022, the former shareholder signed an agreement to sell all his stock to Mr. Scott McAlister. The stock purchase agreement was closed in early June 2022. As a result, the Company is no longer in the aspect of the cannabis industry, or involved in the health-related supplements business. Since the ownership change, the Company started its real estate business, and in February 2023, the Company leased two properties and one of them has been leased out for rental revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had a limited amount of cash and cash equivalents as of May 31, 2023 and no cash as of May 31, 2022.

Rent Receivable

The Company recognizes rent receivable from tenants for the use of its leased properties. Rent receivable is recorded at the amount is due on a monthly basis. The carring amount of rent receivable is reduced by an allowance for doubtful accounts, which reflects the estimated amount of uncollectible rent.

The Company assesses the collectability of rent receivable based on historical collection experience and tenant payment history. If it is determined that specific rent receivable is written off against the allowance for doubtful accounts. Receivables of previously written-off rent receivable are recorded when received.

As of May 31, 2023, the Company’s rent receivable balance was $0. The allowance for doubtful accounts is based on management’s assessment of potential credit losses and is reviewed periodically for adequacy.

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

Leases

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

The Company follows the accounting for leases under Accounting Standards Codification (“ASC”) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (short term and long term) in the Company’s balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowings over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company evaluates the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the years ended May 31, 2023 and 2022, the Company recognized an impairment of long-lived assets in the amount of $0.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Rent Revenue Recognition

The Company recognizes rent revenue from the lease of its sub-leased properties in accordance with ASC 842, Leases. The sub-lease is categorized as an operating lease according to ASC criteria for the lease definitions. Rent revenue is recognized on a straight-line basis over the lease term, reflecting the pattern of the economic benefits derived from the lease.

The Company’s leases generally have fixed rental payments over the lease term, with occasional escalations based on predetermined factors. Rent revenue is recognized monthly as the lease fulfills its obligations under the lease agreement.

Any lease incentives or concessions provided to lessees, such as rent-free periods or tenant improvement allowances, are recognized as a reduction of rent revenue over the lease term.

As of May 31, 2023, the Company recognized rent revenue of $10,000 from its lease agreement. This amount represents the portion of the total lease payments expected to be earned over the lease term.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2023 that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	May 31, 2023	May 31, 2022
Office equipment	$1,400	$-
Furniture	31,700	-
Accumulated depreciation	(4,244)	-
Net property and equipment	$28,856	$-

For the years ended May 31, 2023 and 2022, the Company recognized depreciation expense in the amount of $4,244 and $1,999, respectively.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the years ended May 31, 2023 and 2022, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $1,589, respectively.

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the years ended May 31, 2023 and 2022, the current president advanced to the Company $29,159 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of May 31, 2023 and 2022, the balances of advances from related parties were $29,159 and $1,589, respectively.

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

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for operating expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

NOTE 8 - LEASES

In February 2023, the Company signed a lease to rent the office at 10 Newman Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by its CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $194,758, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $6,469, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by its CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $135,833, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $5,000 with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third party private company. The monthly rent is $2,500 which will bring rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024.

The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

As of May 31, 2023
Assets
Operating Lease	$330,591
Less: Accumulated Amortization	(17,843)
Total	$312,748

Liabilities
Lease liabilities - Short-term	$149,997
Lease liabilities - Long-term	206,959
Total operating lease liabilities	$356,956

Future minimum lease payments as of May 31, 2023:

Lease commitments
Jun 2023 - May 2024	$168,500
Jun 2024 - May 2025	137,625
Jun 2025 - Jan 2026	91,750

Total undiscounted lease payments	397,875
Imputed interest	(40,919)

Total operating lease liabilities	$356,956

NOTE 9 - STOCKHOLDERS’ EQUITY

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously. The 5,000,000 preferred shares were issued on July 21, 2021.

On January 11, 2023, the Company issued 3,600,000 restricted shares at $0.04 per share to a consultant for services. The value of the 3,600,000 shares issued is $144,000, of which $124,000 has been earned as of May 31, 2023.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2023, and 2022

NOTE 10 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2023. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2023 was $213,145. The net change in valuation allowance for the years ended May 31, 2023 and 2022 was $62,685. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2023 and 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,014,975 at May 31, 2023.  According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $971,449 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of May 31, 2023 and 2022 are as follows:

	May 31, 2023	May 31, 2022
Net operating loss carryforward	$(1,014,975)	$(716,474)
Effective tax rate	21%	21%
Deferred tax asset	213,145	150,460
Less: Valuation allowance	(213,145)	(150,460)
Net deferred asset	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls - As of May 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.We did not implement appropriate information technology controls – As at May 31, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Scott McAlister	42	Director, CEO/CFO

Mr. McAlister has served in his capacity as a Director since June 2022, and as CEO/CFO since September 2022. He has been involved in commercial real estate development for the last fifteen years. Mr. McAlister is a licensed general contractor in Florida. He graduated in 2000, from the University of North Florida, Jacksonville Florida, with a bachelor’s degree in psychology.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the years ended May 31, 2023 and 2022 for our executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suneetha Sudusinghe, President, CEO, CFO	2023	$-	$-	$-	$-	$-	$-	$-	$-
	2022	$70,000	$-	$-	$-	$-	$-	$-	$70,000

Alain Parrik, COO	2023	$-	$-	$-	$-	$-	$-	$-	$-
	2022	$40,000	$-	$-	$-	$-	$-	$-	$40,000

Butkus Mantas, Director	2023	$-	$-	$-	$-	$-	$-	$-	$-
	2022	$10,000	$-	$-	$-	$-	$-	$-	$10,000

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

(1)Represents 12,400,000 shares of common stock and 5,000,000 shares of preferred stock convertible into common stock on a one-to-one basis. The principal amount of the note is $85,000. The preferred stock votes on a one to ten basis. Also includes 17,000,000 shares of common stock obtainable through the conversion of a promissory note whereby the Holder has the right to convert all or part of the note at $.005 per share. Also includes 3,375,000 shares of common stock obtainable through the conversion of a convertible promissory note in the principal amount of $135,000, excluding any interest.

Item 13. Certain Relationships and Related Transactions

The Company’s former President, Suneetha Nandana Silva Sudusinghe, agreed to provide interest free advances, due on demand, to the Company up to $100,000. For the years ended May 31, 2023 and 2022, Suneetha Nandana Silva Sudusinghe advanced to the Company $0 and $1,589, respectively.

In June 2022, the ownership changed, and the current major stockholder took the position of the CEO. For the years ended May 31, 2023 and 2022, the current CEO advanced to the Company $29,159 and $0, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from, and the operating expenses paid by the stockholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of May 31, 2023 and 2022, the balances of advances from related parties were $29,159 and $1,589, respectively.

In June 2022, Our CEO made contributions of office equipment and furniture to the Company. The total value of the contributions was $33,100.

We have a sublease for our corporate office with a company controlled by our CEO.  The term of the sublease is one year ending February 1, 2024.  The rent is $30,000 for the term of the sublease.  We lease a building from a company controlled by our CEO of which we sublease a portion to a third party.  The term of the lease is three years ending January 31, 2026.  The monthly rent is $4,583 for the term of the lease. For both leases we have the ability to pay the rent in cash or shares of our common stock.

In November 2022, we issued a convertible promissory note to our CEO for advances he made to the Company.  The principal amount of the note is $135,000, the term is three years and the interest rate is 12% per year. The note provides that the holder may convert all or a portion of the note into shares of the Company’s Common Stock on the basis of one share of common stock for each $.04 in principal and any accrued but unpaid interest.

Item 14. Principal Accounting Fees and Services

During the fiscal year ended May 31, 2022, we incurred approximately $18,000 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During the fiscal year ended May 31, 2023, we incurred approximately $35,250 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

During the fiscal years ended May 31, 2023 and 2022 we incurred no audited related fees, tax related fees, and $0 in all other fees.

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

(3)Financial Statement Schedules

See exhibits listed under Part (b) below.

(b)Exhibits

Exhibit
Number	Exhibit Description

3(i)***	Articles of Incorporation
3(ii)****	ByLaws
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*** Previously filed as exhibits to Registration Statement on Form S-1 filed August 9, 2016.

**** Previously filed as exhibits to Registration Statement on Form S-1/A filed September 21, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS SUISSE CORP.
(Registrant)

September 12, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 12, 2023	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer