Form 10-Q
period 2023-08-31
CANNABIS SUISSE CORP.
filed 2023-10-17
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2023

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

As of October 5, 2023, there were 46,254,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

BALANCE SHEETS

	August 31, 2023	May 31, 2023
ASSETS
Current Assets
Cash in Escrow Account	$1,429	$199
Prepaid Expenses	3,000	4,500
Total Current Assets	4,429	4,699

Property and Equipment, net	27,795	28,856
Operating Leases Right of Use Assets	287,473	312,748

TOTAL ASSETS	$319,697	$346,303

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$22,400	$10,770
Accrued Expenses	13,005	8,865
Advances From Related Parties	33,659	29,159
Convertible Notes Payable	135,000	135,000
Lease Liabilities - Short-term	186,359	149,997
Total Current Liabilities	390,423	333,791

Convertible Note Payable - Related Party	135,000	135,000
Lease Liabilities - Long-term	178,478	206,959
Total Liabilities	703,901	675,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 44,254,938 shares issued and outstanding	44,255	44,255
Additional Paid-In-Capital	1,055,589	1,055,589
Unearned Compensation	(10,000)	(20,000)
Accumulated Deficit	(1,479,048)	(1,414,291)
Total Stockholders’ Deficit	(384,204)	(329,447)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$319,697	$346,303

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31,
	2023	2022

REVENUES
Rental income	$7,500	$-
Total Revenues	7,500	-
Cost of goods sold	6,874	-
Gross Profit (Loss)	626	-

OPERATING EXPENSES
Professional fees	32,000	74,661
Depreciation	1,061	1,061
General and administrative expenses	28,182	18,457
TOTAL OPERATING EXPENSES	61,243	94,179

OPERATING LOSS	(60,617)	(94,179)

Interest expense, net	(4,140)	-

LOSS BEFORE INCOME TAXES	(64,757)	(94,179)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(64,757)	$(94,179)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	44,254,938	40,654,398

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 AND 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	-	139,092
Contribution of Assets	-	-	-	-	33,100	-	-	33,100
Net loss	-	-	-	-	-	-	(94,179)	(94,179)
Balance, August 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$915,189	$-	$(1,156,923)	$(196,079)

Balance, May 31, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(20,000)	$(1,414,291)	$(329,447)
Amortization of unearned compensation	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(64,757)	(64,757)
Balance, August 31, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(10,000)	$(1,479,048)	$(384,204)

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended August 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(64,757)	$(94,179)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,061	1,061
Stock payment for services	10,000	-
Operating lease expense	33,156	-
Changes in assets and liabilities:
Prepaid expenses	1,500	-
Accounts payable	11,630	32,035
Accrued expenses	4,140	2,472
Net cash used in Operating Activities	(3,270)	(58,611)

FINANCING ACTIVITIES
Advances from/due related parties, net	4,500	58,611
Net cash provided by Financing Activities	4,500	58,611

Net cash increase (decrease) for period	1,230	-
Cash at beginning of period	199	-
Cash at end of period	$1,429	$-

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Conversion of accrued wages to equity	$-	$139,092
Contribution of assets	$-	$33,100

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The interim financial statements and notes are representations of the Company’s management, who is responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the unaudited financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2023 are not necessarily indicative of the results to be expected for the year ending May 31, 2024.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2023.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The Company’s year-end is May 31.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,429 and $199 in its escrow account as of August 31, 2023 and May 31, 2023, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

During the three months ended August 31, 2023 and 2022, the Company recognized an impairment of long-lived assets in the amount of $0.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•Level 1:  defined as observable inputs such as quoted prices in active markets;

•Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

For the three months ended August 31, 2023 and 2022, the Company recognized rent revenue of $7,500 from its lease agreement. This amount represents the portion of the total lease payments expected to be earned over the lease term.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended August 31, 2023, that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of August 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	August 31, 2023	May 31, 2023
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(5,305)	(4,244)
	$27,795	$28,856

For the three months ended August 31, 2023 and 2022, the Company recognized depreciation expense in the amount of $1,061, respectively.

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the three months ended August 31, 2023 and 2022, the current president advanced to the Company $4,500 and $58,611, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of August 31, 2023 and May 31, 2023, the balances of advances from related parties were $33,659 and $29,159, respectively.

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

In November 2022, the Company issued a convertible promissory note in the principle of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

NOTE 8 - LEASES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $194,758, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $6,469, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date is February 1,

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The total lease expenses for the three ended August 31, 2023 were $33,156, including $6,875 recorded as cost of goods sold and $26,282 in general and administrative expenses in the statements of operations.

The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of August 31, 2023	As of May 31, 2023
Assets
Right-of-Use	$287,473	$312,748

Liabilities
Lease liabilities - Short-term	$186,359	$149,997
Lease liabilities - Long-term	178,478	206,959
Total operating lease liabilities	$364,837	$356,956

Future minimum lease payments as of August 31, 2023:

Lease commitments
Sep 2023 - Aug 2024	$215,010	$-
Sep 2024 - Aug 2025	137,625	-
Sep 2025 - Aug 2026	57,343	-

Total undiscounted lease payments	409,978	-
Imputed interest	(45,141)	-

Total operating lease liabilities	$364,837	$-

NOTE 9 - STOCKHOLDERS’ EQUITY

On January 11, 2023, the Company issued 3,600,000 restricted shares at $0.04 per share to a consultant for services. The value of the 3,600,000 shares issued is $114,000, of which $134,400 has been earned as of August 31, 2023.

NOTE 10 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2023. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at August 31, 2023 was $218,911. The net change in valuation allowance as of August 31, 2023 and May 31, 2023, was $5,766. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2023 and May 31, 2023. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,042,435 at August 31, 2023. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $998,909 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of August 31, 2023 and May 31, 2023 are as follows:

	August 31, 2023	May 31, 2023
Net operating loss carryforward	$(1,042,435)	$(1,014,975)
Effective tax rate	21%	21%
Deferred tax asset	218,911	213,145
Less: Valuation allowance	(218,911)	(213,145)
Net deferred asset	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In September 2023, the Company's major shareholder converted the advances to the Company in the amount of $20,000 to common shares. The Company issued 2 million shares of common stock at the price of $0.01 per share for this conversion.

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

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Also in February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party Owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. The Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third party private company for one year from February 1, 2023 to January 31, 2024.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our CEO/CFO acts as a consultant to the Company.

Results of Operations for the three months ended August 31, 2023 and 2022:

Revenue and Cost of Goods Sold

For the three months ended August 31, 2022, the Company generated total revenue of $0. The cost of goods sold for the three months ended August 31, 2022 was also $0.

For the three months ended August 31, 2023, the Company generated total revenue of $7,500 from renting. The cost of renting for the three months ended August 31, 2023 was $6,874.

The increase in revenues and increase in cost is due to the fact that the Company stopped its previous business late in the year ended May 31, 2022 and started a new business in real estate rental.

Operating expenses

Total operating expenses for the three months ended August 31, 2022, were $94,179. The operating expenses for the three months ended August 31, 2022, included professional fees of $74,661; depreciation expense of $1,061; and general and administrative expenses of $18,457.

Total operating expenses for the three months ended August 31, 2023, were $61,243. The operating expenses for the three months ended August 31, 2023, included professional fees of $32,000; depreciation expense of $1,061; and general and administrative expenses of $28,182.

The decrease of $32,936 in operating expenses was mainly due to the decrease of the professional fee expenses.

Other expenses

Total other expenses for the three months ended August 31, 2023 and 2022 were $4,140 and $0. The other expenses for the three months ended August 31, 2023, included interest expense of $4,140.

The increase in other expenses for the three months ended August 31, 2023 was due to the increase of the interest expenses. The Company started to pay interest from November 2022, when the Company issued a convertible promissory note.

Net Loss

The net loss for the three months ended August 31, 2023 and 2022 was $64,757 and $94,179, respectively.

The decrease of $ 29,422 in net loss for the three months was due to the same reasons as explained above.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2023, the Company had cash in escrow of $1,429. Furthermore, the Company had a working capital deficit of $385,994.

During the three months ended August 31, 2023 and 2022, the Company used $3,270 and $58,611 of cash in operating activities respectively. The change in cash used in operating activities is mainly related to the decrease in professional fees.

During the three months ended August 31, 2023 and 2022, the Company had $0 of cash in investing activities.

During the three months ended August 31, 2023 and 2022, the Company was provided $4,500 and $58,611 of cash in financing activities respectively.

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

Related Party Transactions

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the three months ended August 31, 2023 and 2022, the current president advanced to the Company $4,500 and $58,611, respectively.

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of August 31, 2023 and May 31, 2023, the balances of advances from related parties were $33,659 and $29,159, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not implement appropriate information technology controls - As of August 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2023, we issued 2,000,000 shares of our restricted common stock to a firm as a finder’s fee. The stock was valued at $0.01 per share. We relied on Section 4 (2) and Regulation D of the Securities Act of 1933, as amended as the exemption from registration requirements under the Act. See Note 11 of the Notes to Financial Statements appearing elsewhere in this Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 17, 2023.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)