Form 10-Q
period 2023-11-30
CANNABIS SUISSE CORP.
filed 2024-01-12
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-213009

CANNABIS SUISSE CORP.
(Exact name of registrant as specified in its charter)

Nevada	6510	38-3993849
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

January 12, 2024 there were 46,254,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

BALANCE SHEETS

	November 30, 2023	May 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$5,444	$199
Prepaid Expenses	1,500	4,500
Total Current Assets	6,944	4,699

Property and Equipment, net	26,734	28,856
Operating Leases Right of Use Assets	261,432	312,748

TOTAL ASSETS	$295,110	$346,303

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$8,900	$10,770
Accrued Expenses	58,462	8,865
Advances From Related Parties	36,159	29,159
Convertible Notes Payable	135,000	135,000
Lease Liabilities - Short-term	181,456	149,997
Total Current Liabilities	419,977	333,791

Convertible Note Payable - Related Party	135,000	135,000
Lease Liabilities - Long-term	149,134	206,959
Total Liabilities	704,111	675,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred Stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common Stock, par value $0.001; 250,000,000 shares authorized, 46,254,938 and 44,254,938 shares issued and outstanding as of Nov 30 and May 31, 2023, respectively	46,255	44,255
Additional Paid-In-Capital	1,073,589	1,055,589
Unearned Compensation	-	(20,000)
Accumulated Deficit	(1,533,845)	(1,414,291)
Total Stockholders’ Deficit	(409,001)	(329,447)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$295,110	$346,303

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2023	2022	2023	2022

REVENUES
Rental income	$7,500	$-	$15,000	$-
Total Revenues	7,500	-	15,000	-
Cost of goods sold	6,874	-	13,749	-
Gross Profit	626	-	1,251	-

OPERATING EXPENSES
General and administrative expenses	28,267	3,114	56,448	21,571
Professional fees	22,000	25,200	54,000	99,861
Depreciation	1,061	1,061	2,122	2,122
TOTAL OPERATING EXPENSES	51,328	29,375	112,570	123,554

OPERATING LOSS	(50,702)	(29,375)	(111,319)	(123,554)

Interest expense, net	(4,095)	(675)	(8,235)	(675)

LOSS BEFORE INCOME TAXES	(54,797)	(30,050)	(119,554)	(124,229)

Provision for income taxes	-	-	-	-
NET LOSS	$(54,797)	$(30,050)	$(119,554)	$(124,229)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	45,837,356	40,654,938	45,041,823	40,654,938

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	-	139,092
Contribution of Assets	-	-	-	-	33,100	-	-	33,100
Net loss	-	-	-	-	-	-	(94,179)	(94,179)
Balance, August 31, 2022	5,000,000	5,000	40,654,938	40,655	915,189	-	(1,156,923)	(196,079)
Net loss	-	-	-	-	-	-	(30,050)	(30,050)
Balance, November 30, 2022	5,000,000	$5,000	40,654,938	$40,655	$915,189	$-	$(1,186,973)	$(226,129)

Balance, May 31, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(20,000)	$(1,414,291)	$(329,447)
Amortization of unearned compensation	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(64,757)	(64,757)
Balance, August 31, 2023	5,000,000	5,000	44,254,938	44,255	1,055,589	(10,000)	(1,479,048)	(384,204)
Cash for common stock	-	-	2,000,000	2,000	18,000	-	-	20,000
Amortization of unearned compensation	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(54,797)	(54,797)
Balance, November 30, 2023	5,000,000	$5,000	46,254,938	$46,255	$1,073,589	$-	$(1,533,845)	$(409,001)

The accompanying notes are an integral part of these unaudited financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended November 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(119,554)	$(124,229)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,122	2,122
Stock based compensation	20,000
Operating lease expense	24,950	-
Changes in assets and liabilities:
Prepaid expenses	3,000	-
Accounts payable	(1,870)	22,679
Accrued expenses	49,597	3,147
Net cash used in Operating Activities	(21,755)	(96,281)

FINANCING ACTIVITIES
Advances from related parties	7,000	-
Payments to related parties	-	(380)
Proceeds from issuance of stock	20,000	-
Proceeds from convertible notes payable	-	135,000
Net cash provided by Financing Activities	27,000	134,620

Net cash increase (decrease) for period	5,245	38,339
Cash at beginning of period	199	-
Cash at end of period	$5,444	$38,339

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Conversion of accrued wages to equity	$-	$139,092
Contribution of assets	$-	$33,100

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2023 are not necessarily indicative of the results to be expected for the year ending May 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has $5,444 and $199 of cash and cash equivalents in its escrow account as of November 30 and May 31, 2023, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Equipment, Furniture and Fixtures	5-10 years

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to the statements of operations as incurred, whereas significant renewals and betterments are capitalized.

Leases

The Company adheres to the accounting for leases under Accounting Standards Codification (ASC) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and lease liabilities (short term and long term) on the Company’s balance sheets.

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

During the three and six months ended November 30, 2023 and 2022, the Company recognized an impairment of long-lived assets in the amount of $0.

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

For the three and six months ended November 30, 2023, the Company recognized rent revenue of $7,500 and $15,000, respectively, from its lease agreement. This amount represents the portion of the total lease payments earned over the lease term. No rent revenue was recognized for the three and six months ended November 30, 2022.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30 and May 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended November 30, 2023, that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of November 30, 2023. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	November 30, 2023	May 31, 2023
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(6,366)	(4,244)
	$26,734	$28,856

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

For the three months ended November 30, 2023 and 2022, the Company recognized depreciation expense in the amount of $1,061. For the six months ended November 30, 2023 and 2022, the Company recognized depreciation expense in the amount of $2,122.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the three months ended November 30, 2023 and 2022, the current president advanced to the Company $2,500 and $37,670, respectively. For the six months ended November 30, 2023 and 2022, the current president advanced to the Company $7,000 and $97,870, respectively, of which $96,661 was included in the amount converted to the note payable (see Note 7 below).

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Note 7 Convertible Notes Payable for terms and conditions.

As of November 30 and May 31, 2023, the balances of advances from related parties were $36,159 and $29,159, respectively.

In June 2022, the major stockholder made contributions of office equipment and furniture to the Company. The total value of the contributions was $33,100.

In September 2023, the major shareholder paid $20,000 to the Company for 2,000,000 shares of common stock.

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

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The total lease expenses for the six months ended November 30, 2023 were $66,313, including $13,749 recorded as cost of goods sold and $52,564 in general and administrative expenses in the statements of operations. The total lease expenses for the three months ended November 30, 2023 were $33,156, including $6,874 recorded as cost of goods sold and $28,262 in general and administrative expenses in the statements of operations.

The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of November 30, 2023	As of May 31, 2023
Assets
Right-of-Use	$261,432	$312,748

Liabilities
Lease liabilities - Short-term	$181,456	$149,997
Lease liabilities - Long-term	149,134	206,959
Total operating lease liabilities	$330,590	$356,956

Future minimum lease payments as of November 30, 2023:

Lease commitments
Dec 2023 - Nov 2024	$206,803	$-
Dec 2024 - Nov 2025	137,625	-
Dec 2025 - Jan 2026	22,938	-

Total undiscounted lease payments	367,367	-
Imputed interest	(36,776)	-

Total operating lease liabilities	$330,590	$-

NOTE 9 - STOCKHOLDERS’ EQUITY

On January 11, 2023, the Company issued 3,600,000 restricted shares at $0.04 per share to a consultant for services. The value of the 3,600,000 shares issued is $144,400, of which $144,400 has been earned as of November 30, 2023.

In September 2023, the Company's CEO paid $20,000 to the Company for 2,000,000 shares of common stock at a price of $0.01 per share.

NOTE 10 - INCOME TAXES

CANNABIS SUISSE CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2023. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at November 30, 2023 was $222,596. The net change in valuation allowance as of November 30 and May 31, 2023, was $9,451. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30 and May 31, 2023. All tax years since inception remain open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,059,981 at November 30, 2023. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $1,016,455 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of November 30 and May 31, 2023 are as follows:

	November 30, 2023	May 31, 2023
Net operating loss carryforward	$(1,059,981)	$(1,014,975)
Effective tax rate	21%	21%
Deferred tax asset	222,596	213,145
Less: Valuation allowance	(222,596)	(213,145)
Net deferred asset	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except the following:

The Company from which we lease our corporate offices, which is owned by our CEO, discounted our annual rent beginning in February 2024, by fifty percent in return for a two year pre-payment of the rent.

In January the Company entered into a ground lease for an out parcel from a company owned by the Company's CEO. The term of the lease is three years and the monthly rent is $3,000. The total three-year rent payments have been discounted by fifty percent in return for a three year prepayment of the rent totaling $54,000.

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

Results of Operations for the three months ended November 30, 2023 and 2022:

Revenue and Cost of Goods Sold

For the three months ended November 30, 2023, the Company generated total revenue of $7,500 from renting. The cost of goods sold for the three months ended November 30, 2023 was $6,874.

For the three months ended November 30, 2022, the Company generated total revenue of $0. The cost of goods sold for the three months ended November 30, 2022 was $0.

For the six months ended November 30, 2023, the Company generated total revenue of $15,000 from renting. The cost of goods sold for the six months ended November 30, 2023 was $13,749.

For the six months ended November 30, 2022, the Company generated total revenue of $0 from selling products to the customers. The cost of goods sold for the six months ended November 30, 2022 was $0.

The increase in revenues and cost of goods sold is due to the fact that the Company started its renting business in February 2023.

Operating expenses

Total operating expenses for the three months ended November 30, 2023, were $51,328. The operating expenses for the three months ended November 30, 2023, included professional fees of $22,000; depreciation expense of $1,061; and general and administrative expenses of $28,267.

Total operating expenses for the three months ended November 30, 2022, were $29,375. The operating expenses for the three months ended November 30, 2022, included professional fees of $25,200; depreciation expense of $1,061 and general and administrative expenses of $3,114.

The increase of $21,953 in operating expenses was mainly due to the increase of $26,828 of rent expenses.

Total operating expenses for the six months ended November 30, 2023, were $112,570. The operating expenses for the six months ended November 30, 2023, included professional fees of $54,000; depreciation expense of $2,122; and general and administrative expenses of $56,448.

Total operating expenses for the six months ended November 30, 2022, were $123,554. The operating expenses for the six months ended November 30, 2022, included professional fees of $99,861; depreciation expense of $2,122 and general and administrative expenses of $21,571.

The decrease of $10,984 in operating expenses is mainly related to the decrease of professional fees of $45,861, although there was an increase of renting expenses of $52,563. The decrease of the professional fees for the six months ended November 30, 2023 was due to the ownership change in June 2022 with more professional services needed for the increase of regulatory filings and related legal services.

Other expenses

Total other expenses for the three months ended November 30, 2023 and 2022 were $4,095 and $675, respectively. The other expenses were interest expenses.

The increase in other expenses for the three months ended November 30, 2023 was due to the increase of the interest expenses. The Company started to pay interest from November 2022, when the Company issued a convertible promissory note.

Total other expenses for the six months ended November 30, 2023 and 2022 were $8,235 and $675, respectively. The other expenses were interest expenses.

The increase in other expenses was due to the same reason as explained above.

Net Loss

The net loss for the three months ended November 30, 2023 and 2022 was $54,797 and $30,050, respectively.

The increase of $24,747 was due to the increase of rent expense.

The net loss for the six months ended November 30, 2023 and 2022 was $119,554 and $124,229, respectively.

The loss decrease of $4,675 was due to the reduction of professional fees of $45,861, although there was an increase of rent expense of $52,563.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2023, the Company had cash in escrow of $5,444. Furthermore, the Company had a working capital deficit of $413,033.

During the six months ended November 30, 2023 and 2022, the Company used $21,755 and $96,281 of cash in operating activities respectively. The change in cash used in operating activities is mainly related to the accrual of lease expenses of $24,950.

During the six months ended November 30, 2023 and 2022, the Company had no investing activities.

During the six months ended November 30, 2023 and 2022, the Company was provided $27,000 and $134,620 of cash in financing activities respectively, which mainly came from advances from related party and proceeds from the issuance of common stock.

Subsequent to the period, the company from which we lease our corporate offices, which is owned by our CEO, discounted our annual rent beginning in February 2024, by fifty percent in return for a two year pre-payment of the rent.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not implement appropriate information technology controls - As of November 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 12, 2024.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant in the capacities and on the date indicated.

January 12, 2024

By:/s/ Scott McAlister

Name Scott McAlister

Chief Executive Officer, Chief Financial Offer (principal accounting officer)