Form 10-Q
period 2024-02-29
CANNABIS SUISSE CORP.
filed 2024-04-12
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

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

As of April 12, 2024 there were 46,254,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONDENSED BALANCE SHEETS

	February 29, 2024	May 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$44	$199
Prepaid Expenses	-	4,500
Total Current Assets	44	4,699

Property and Equipment, net	25,673	28,856
Operating Leases Right of Use Assets - Related Parties	500,220	312,748

TOTAL ASSETS	$525,937	$346,303

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$9,772	$10,770
Accrued Interest Related Parties	22,213	8,865
Advances From Related Parties	54,235	29,159
Convertible Notes Payable	50,000	135,000
Convertible Notes Payable - Related Party	85,000	-
Lease Liabilities Related Parties- Short-term	188,648	149,997
Total Current Liabilities	409,868	333,791

Convertible Note Payable - Related Party	542,206	135,000
Lease Liabilities Related Parties - Long-term	50,838	206,959
Total Liabilities	1,002,912	675,750

Commitments and Contingencies (Note 5)	-

Stockholders’ Deficit
Preferred Stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common Stock, par value $0.001; 250,000,000 shares authorized, 46,254,938 and 44,254,938 shares issued and outstanding as of Feb 29, 2024 and May 31, 2023, respectively	46,255	44,255
Additional Paid-In-Capital	1,073,589	1,055,589
Unearned Compensation	-	(20,000)
Accumulated Deficit	(1,601,819)	(1,414,291)
Total Stockholders’ Deficit	(476,975)	(329,447)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$525,937	$346,303

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

REVENUES
Rental income	$7,500	$2,500	$22,500	$2,500
Total Revenues	7,500	2,500	22,500	2,500
Cost of goods sold	6,876	2,292	20,625	2,292
Gross Profit	624	208	1,875	208

OPERATING EXPENSES
General and administrative expenses	49,537	112,900	105,985	134,471
Professional fees	12,887	42,299	66,887	142,160
Depreciation	1,061	1,061	3,183	3,183
Total Operating Expenses	63,485	156,260	176,055	279,814

Loss from Operations	(62,861)	(156,052)	(174,180)	(279,606)

OTHER INCOME (EXPENSES)
Interest expense related party	(5,113)	(4,050)	(13,348)	(4,725)

Loss Before Income Taxes	(67,974)	(160,102)	(187,528)	(284,331)

Provision for income taxes	-	-	-	-
Net Loss	$(67,974)	$(160,102)	$(187,528)	$(284,331)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	46,254,938	42,553,839	45,041,823	41,287,905

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)
Conversion of Accrued Wages to Equity	-	-	-	-	139,092	-	-	139,092
Contribution of Assets	-	-	-	-	33,100	-	-	33,100
Net loss	-	-	-	-	-	-	(94,179)	(94,179)
Balance, August 31, 2022	5,000,000	5,000	40,654,938	40,655	915,189	-	(1,156,923)	(196,079)
Net loss	-	-	-	-	-	-	(30,050)	(30,050)
Balance, November 30, 2022	5,000,000	5,000	40,654,938	40,655	915,189	-	(1,186,973)	(226,129)
Issuance of common stock for services	-	-	3,600,000	3,600	140,400	(30,000)	-	114,000
Net loss	-	-	-	-	-	-	(160,102)	(160,102)
Balance, February 28, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(30,000)	$(1,347,075	$(272,231)

Balance, May 31, 2023	5,000,000	$5,000	44,254,938	$44,255	$1,055,589	$(20,000)	$(1,414,291)	$(329,447)
Amortization of stock based compensation	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(64,757)	(64,757)
Balance, August 31, 2023	5,000,000	5,000	44,254,938	44,255	1,055,589	(10,000)	(1,479,048)	(384,204)
Cash for common stock	-	-	2,000,000	2,000	18,000	-	-	20,000
Amortization of stock based compensation	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(54,797)	(54,797)
Balance, November 30, 2023	5,000,000	5,000	46,254,938	46,255	1,073,589	-	(1,533,845)	(409,001)
Net loss	-	-	-	-	-	-	(67,974)	(67,974)
Balance, February 29, 2024	5,000,000	$5,000	46,254,938	$46,255	$1,073,589	$-	$(1,601,819)	$(476,975)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	February 29, 2024		February 28, 2023
OPERATING ACTIVITIES
Net loss		$(187,528)	$(284,331)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization		3,183	3,183
Stock based compensation		20,000	114,000
Operating lease, net of repayments/prepayments related party		102,264	11,052
Changes in assets and liabilities:
Prepaid expenses		4,500	-
Accounts payable		(998)	4,795
Accrued liabilities - related parties		13,348	4,725
Net cash used in Operating Activities		(45,231)	(146,576)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities		-	-

FINANCING ACTIVITIES
Advances from related parties		25,076	16,659
Proceeds from issuance of stock		20,000	-
Proceeds from convertible notes payable		-	135,000
Net cash provided by Financing Activities		45,076	151,659

Net cash increase (decrease) for period		(155)	5,083
Cash at beginning of period		199	-
Cash at end of period		$44	$5,083

SUPPLEMENTAL
Cash paid for taxes		$-	$-
Cash paid for interest		$-	$-

Noncash Investing and Financing Information
Operating Lease Right-of-use Assets Exchanged for Operating Leases	$		$330,591
Conversion of accrued wages to equity		$-	$139,092
Contribution of assets		$-	$33,100
Reclass convertible note payable to convertible note payable - related party		$85,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In late May 2022, the former shareholder signed an agreement to sell all his stock to Mr. Scott McAlister. The stock purchase agreement was closed in early June 2022. Since the ownership change, the Company started its real estate business, and in February 2023, the Company leased two properties and one of them has been leased out for rental revenue. In February 2024, the Company leased two additional pieces of real properties for future expansion. See the details of the terms and conditions in Note 9.

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 24, 2024 are not necessarily indicative of the results to be expected for the year ending May 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has $44 and $199 of cash and cash equivalents in its escrow account as of February 29, 2024 and May 31, 2023, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Equipment, Furniture and Fixtures	5-10 years

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the three and nine months ended February 29, 2024 and February 28, 2023, the Company recognized an impairment of long-lived assets in the amount of $0.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

For the three and nine months ended February 29, 2024, the Company recognized rent revenue of $7,500 and $22,500, respectively, from its lease agreement. This amount represents the portion of the total lease payments earned over the lease term. Rent revenue of $2,500 was recognized for the three and nine months ended February 28, 2023.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items, direct labor cost, rent expense and electricity.

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation - Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). As of February 29, 2024 and May 31, 2023, there were potentially dilutive debt or equity instruments issued or outstanding, see convertible notes details in Notes 7 & 8.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended February 29, 2024, that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of February 29, 2024. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	February 29, 2024	May 31, 2023
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(7,427)	(4,244)
	$25,673	$28,856

For the three months ended February 29, 2024 and February 28, 2023, the Company recognized depreciation expense in the amount of $1,061. For the nine months ended February 29, 2024 and February 28, 2023, the Company recognized depreciation expense in the amount of $3,183.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 29, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

In June 2022, the ownership changed, and the current major shareholder took the position of the president. For the nine months ended February 29, 2024 and February 28, 2023, the current president advanced to the Company $25,076 and $113,320, respectively, of which $96,661 was included in the amount converted to the note payable (see Noted 7 & 8 below).

In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Notes 7 & 8 Convertible Notes Payable & Convertible Notes Payable - Related Parties for terms and conditions.

The Company has leases with related parties see Note 9 for terms, conditions, and amounts.

As of February 29, 2024 and May 31, 2023, the balances of advances from related parties were $54,235 and $29,159, respectively.

In June 2022, the major stockholder made contributions of office equipment and furniture to the Company. The total value of the contributions was $33,100.

In September 2023, the majority shareholder, who is also the Company’s CEO, paid $20,000 to the Company for 2,000,000 shares of common stock.

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

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 8 - CONVERTIBLE NOTES PAYABLE RELATED PARTIES

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

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to the Company’s CEO for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, the lease was extended for an additional two years to January 2028. The total payments for the four years are $375,704 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.07 per share of common stock. The maturity date is February 20, 2028.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to the Company’s CEO for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, the lease was extended for an additional two years to December 2028. The total payments for the five years are $203,520 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.07 per share of common stock. The maturity date is February 20, 2029.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to the Company’s CEO for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total payments for the five years are $235,185 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.07 per share of common stock. The maturity date is February 20, 2029.

As of February 29, 2024, the maturities of the long-term convertible notes are as follows:

Year ending	Amount

February 28, 2025	$0
February 28, 2026	0
February 28, 2027	135,000
February 28, 2028	187,852
February 28, 2029	219,354

Total	$542,206

For the nine and three months ended February 29, 2024, the interest expenses were $13,348 and $5,113, respectively. For the nine and three months ended February 28, 2023, they were $4,725 and $4,050, respectively. As of February 29, 2024, the balance of accrued interest was $22,213.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company's CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. In February 2024, The Company extended the lease for an additional two years and the new maturity date is January 31, 2028. Meanwhile the landlord offered a 50% discount for the prepayment of the lease. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset was $194,758, and the lease liability and lease commitment is also the same amount at the commencement date for the first three years. In February 2024, the Company prepaid the lease for the rest of four years, and meanwhile the balance of right-of-use assets (ROU) was adjusted to $187,852, equal to the amount of the prepayment. As of February 29, 2024, the balance of ROU was $183,939 and lease liability for this lease was $77,625.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use (ROU) asset is $135,833, and the lease liability and lease commitment is also the same amount. The monthly base rental payment is $5,000 with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock. As of February 29, 2024, the balance of ROU was $102,280 and the lease liability was $161,861.

In February 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date is January 1, 2024 and the lease term is sixty months, and meanwhile the landlord offered a 50% discount for the prepayment of the lease. The Company made the prepayment for the lease by issuing a convertible promissory note and based on the criteria and according to ASC 842, the ROU was $101,760, equal to the amount of the prepayment. As of February 29, 2024, the balance of ROU was $98,368 and lease liability for this lease was $0.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company's CEO. The lease commencement date is January 1, 2024 and the lease term is sixty months, and meanwhile the landlord offered a 50% discount for the prepayment of the lease. The Company made the prepayment for the lease by issuing a convertible promissory note and based on the criteria and according to ASC 842, the ROU was $117,593, equal to the amount of the prepayment. As of February 29, 2024, the balance of ROU was $115,633 and lease liability for this lease was $0.

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third-party private company. The monthly rent is $2,500 which will bring rental revenue of $30,000 annually. The term of the sub-lease is one year from February 2023 to January 2024. Subtenant is not entitled to exercise any options to extend or renew the term of the lease. The sub-lease is currently on a month-by-month term.

The total lease expenses for the nine months ended February 29, 2024 were $102,264, including $20,625 recorded as cost of goods sold and $81,638 in general and administrative expenses in the statements of operations. The total lease expenses for the three months ended February 29, 2024 were $35,953, including $6,877 recorded as cost of goods sold and $29,076 in general and administrative expenses in the statements of operations.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of February 29, 2024	As of May 31, 2023
Assets
Right-of-Use	$500,220	$312,748

Liabilities
Lease liabilities - Short-term	$188,648	$149,997
Lease liabilities - Long-term	50,838	206,959
Total operating lease liabilities	$239,486	$356,956

Future minimum lease payments as of February 29, 2024:

Lease commitments
Mar 2024 - Feb 2025	$197,207	$-
Mar 2025 - Feb 2026	55,000	-
Mar 2026 - Feb 2027	-	-

Total undiscounted lease payments	252,207	-
Imputed interest	(12,721)	-

Total operating lease liabilities	$239,486	$-

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously. The 5,000,000 preferred shares were issued on July 21, 2021. The stock was transferred to Scott McAlister through a stock purchase agreement in May 2022.

Common Stock

On January 11, 2023, the Company issued 3,600,000 restricted shares of common stock at $0.04 per share to a consultant for services. The value of the 3,600,000 shares of common stock issued is $144,400, of which $114,000 has been earned as of February 29, 2024.

In September 2023, the Company's CEO paid $20,000 to the Company for 2,000,000 shares of common stock at a price of $0.01 per share.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to February 29, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. Also in February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date is February 1, 2023 and the lease term is thirty-six months. The Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third-party private company for one year from February 1, 2023 to January 31, 2024. The sub-lease is currently on a month-by-month term.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our CEO/CFO acts as a consultant to the Company.

Results of Operations for the three and nine months ended February 29, 2024 and February 28, 2023:

Revenue and Cost of Goods Sold

For the three months ended February 29, 2024, the Company generated total revenue of $7,500 from renting. The cost of goods sold for the three months ended February 29, 2024 was $6,876.

For the three months ended February 28, 2023, the Company generated total revenue of $2,500. The cost of goods sold for the three months ended February 28, 2023 was $2,292.

For the nine months ended February 29, 2024, the Company generated total revenue of $22,500 from renting. The cost of goods sold for the nine months ended February 29, 2024 was $20,625.

For the nine months ended February 28, 2023, the Company generated total revenue of $2,500 from renting. The cost of goods sold for the nine months ended February 28, 2023 was $2,292.

The increase in revenues and cost of goods sold is due to the fact that the Company started its renting business in February 2023.

Operating expenses

Total operating expenses for the three months ended February 29, 2024, were $63,485. The operating expenses for the three months ended February 29, 2024, included professional fees of $12,887; depreciation expense of $1,061; and general and administrative expenses of $49,537.

Total operating expenses for the three months ended February 28, 2023, were $156,260. The operating expenses for the three months ended February 28, 2023, included professional fees of $42,299; depreciation expense of $1,061 and general and administrative expenses of $112,900.

The decrease of $92,775 in operating expenses was mainly due to the admin expense payment of $104,000 by stock issuance in the third quarter of the prior year and in the third quarter of the current year, there was no such expense.

Total operating expenses for the nine months ended February 29, 2024, were $176,055. The operating expenses for the nine months ended February 29, 2024, included professional fees of $66,887; depreciation expense of $3,183; and general and administrative expenses of $105,985.

Total operating expenses for the nine months ended February 28, 2023, were $279,814. The operating expenses for the nine months ended February 28, 2023, included professional fees of $142,160; depreciation expense of $3,183 and general and administrative expenses of $134,471.

The decrease of $103,760 in operating expenses is mainly due to the admin expense payment of $104,000 by stock issuance in the third quarter of the prior year and in the third quarter of the current year, there was no such expense.

Other expenses

Total other expenses for the three months ended February 29, 2024 and February 28, 2023 were $5,113 and $4,050, respectively. The other expenses were interest expenses related party.

The increase in other expenses for the three months ended February 29, 2024 was due to the increase of the interest expenses related party. The Company started to pay interest from November 2022, when the Company issued a convertible promissory note related party.

Total other expenses for the nine months ended February 29, 2024 and February 28, 2023 were $13,348 and $4,725, respectively. The other expenses were interest expenses related party.

The increase in other expenses was due to the same reason as explained above.

Net Loss

The net loss for the three months ended February 29, 2024 and February 28, 2023 was $67,974 and $160,102, respectively. The decrease of $92,128 was mainly due to the admin expense payment of $104,000 by stock issuance in the third quarter of the prior year and in the third quarter of the current year, there was no such expense.

The net loss for the nine months ended February 29, 2024 and February 28, 2023 was $187,528 and $284,331, respectively.

The loss decrease of $96,803 was due to the same reason as explained above.

Liquidity and Capital Resources and Cash Requirements

As of February 29, 2023, the Company had cash in escrow of $44. Furthermore, the Company had a working capital deficit of $409,824.

During the nine months ended February 29, 2024 and February 28, 2023, the Company used $45,231 and $146,576 of cash in operating activities, respectively.  The decrease of $101,345 in cash used in operating activities was mainly due to the decrease of net loss of $96,803 for the nine months ended February 29, 2024.

During the nine months ended February 29, 2023 and February 28, 2023, the Company had no investing activities.

During the nine months ended February 29, 2024 and February 28, 2023, the Company was provided $45,076 and $151,659 of cash in financing activities respectively, which mainly came from proceeds from the issuance of common stock and proceeds from convertible notes payable.

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

2.We did not implement appropriate information technology controls - As of February 29, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit
Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2024.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant in the capacities and on the date indicated.

April 12, 2024

By:/s/ Scott McAlister

Name Scott McAlister

Chief Executive Officer, Chief Financial Offer (principal accounting officer)