Form 10-K
period 2024-05-31
CANNABIS SUISSE CORP.
filed 2024-09-13
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of December 31, 2023, was $2,369,845.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,680,938 common stock shares issued and outstanding as of September 4, 2024.

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

Lack of Operating Funds-Going Concern. We do not have a bank account. Our CEO, who is also our sole director, pays our expenses through an escrow account set up for the benefit of the Company. In the event this source of funding ceases before we are able to sustainably increase our business operations there is substantial doubt as to the Company’s ability to continue as an ongoing enterprise. In its audited financial statements as of May 31, 2024, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sources for cash at this time are investments by others, loans and advances from our CEO who is our sole director, and very limited revenue from renting. We must raise cash to implement our plan and stay in business.

Limited Management. We have no employees. Our CEO also serves as our CFO on a part-time consultant basis. This lack of personnel adversely affects our ability to develop and grow our business.

Risks Related to our Common Stock

Voting Control is Held by One Stockholder.  Our sole Director and CEO holds a majority of the voting stock of the Company. As a result, he will be able to control the election of directors to our Board of Directors and our business and affairs, including any determination with respect to mergers or other business combinations, the acquisition or disposition of any assets, the incurrence of additional indebtedness, the issuance of additional shares of our common and preferred stock or any other equity securities, the recapitalization, repurchase or redemption of our common stock and the payments of any dividends.  Our CEO holds convertible promissory notes which enable him to convert all or part of the principal and accrued interest into common stock.  In total, the principal amounts of the notes would convert into 85,539,731 shares of our common stock as of May 31, 2024. The notes do not provide for any adjustment in the event of a recapitalization of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk

We do not believe we are exposed to any cybersecurity threat.

Item 2. Description of Property

We do not own any property except minimal office furniture. We lease our office from a company controlled by our CEO. We currently lease four real estate properties from companies controlled by our CEO, one of which is for the office and the others to be subleased for rental income. See Note 9 of the Notes to the Financial Statement appearing elsewhere in this Report.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on September 3, 2024, was $0.02 Set forth below is the high and low bid information of our common stock for each quarter for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markup. Mark-down or commissions and may not represent actual transactions.

FY 2023	High	Low
Quarter ended August 31	$0.30	$0.01
Quarter ended November 30	$0.21	$0.03
Quarter ended February 28	$0.15	$0.03
Quarter ended May 31	$0.12	$0.02

FY 2024	High	Low
Quarter ended August 31	$0.07	$0.02
Quarter ended November 30	$0.03	$0.01
Quarter ended February 28	$0.02	$0.01
Quarter ended May 31	$0.02	$0.01

Number of Holders

As of September 3, 2024, there were a total of 24 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2024 and 2023. We do not expect to pay any dividends in the near future.

Authorized Capital Stock

As of September 3, 2024 the Company has 1,000,000,000 shares of common stock, $0.001 par value, and 20,000,000 shares of preferred stock, $0.001 par value, authorized.

Other Stockholder Matters

None.

Sale of Unregistered Securities

On May 7, 2024, we issued 23,976,000 shares of our restricted common stock to our CEO for the conversion of the entire principal ($117,593) and accrued interest ($2,287) of a convertible promissory note.  The conversion price was $0.005 per share.  We also issued 150,000 restricted shares to Yongqing Ruan, CPA in partial consideration for accounting services provided in prior years, settling accounts payable of $750 and recognizing a loss on settlement of debt of $2,700, and we issued 300,000 restricted shares to John L. Thomas, Esq in partial consideration for legal services provided in prior years, settling accounts payable of $1,500 and recognizing a loss on settlement of debt of $5,400.  We relied on Section 4(a) 2 of the Securities Act of 1933, as amended as the exemption from registration under the Act.

Item 6. Climate-Related Disclosure.

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Since June 2022, the Company has focused its efforts on real estate operations.  We have no involvement in any aspect of the cannabis industry. In February 2023, we leased a commercial building from a company controlled by our CEO and subleased a portion of the building to a third party.  The term of the sublease was one year and the annual rent was $30,000.  Effective March of 2024, the sublease became a month-to-month lease for $2,500 per month.

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

Results of Operations for the years ended May 31, 2024 and 2023

Revenue and Cost of Sales

For the year ended May 31, 2024, the Company generated total revenue of $30,000 from renting. The cost of sales for the year ended May 31, 2024, was $30,067.

For the year ended May 31, 2023, the Company generated total revenue of $10,000. The cost of sales for the year ended May 31, 2023, was $9,166.

The increase in revenues and cost of sale is due to the fact that the Company started its renting business in February 2023. In other words, there were twelve months’ revenue for the year ended May 31, 2024, but four months’ revenue for the year ended May 31, 2023. The cost of sales increase aligns with the increase in revenue.

Operating Expenses

Total operating expenses for the year ended May 31, 2024, were $256,870. The operating expenses for the year ended May 31, 2024, included professional fees of $77,940; depreciation expense of $4,244 and general and administrative expenses of $174,686.

Total operating expenses for the year ended May 31, 2023, were $343,516. The operating expenses for the year ended May 31, 2023, included professional fees of $278,570 which included $78,420 of legal fees, $36,200 in accounting, other consulting fees of $128,700 and $35,250 in audit fees; depreciation expense of $4,244 and general and administrative expenses of $60,702.

The decrease in operating expenses is related to the decrease of the professional fees due to significance of business activities and SEC filings in the year ended May 31, 2023.

Other Income (Expense)

The total other income (expense) for the years ended May 31, 2024 and 2023 were $(1,007,692) and $(8,865), respectively. The other expenses for the year ended May 31, 2024, contained interest expenses of $26,802, loss of $1,808,573 on the settlement of debt, gain of $93,926 on lease extension, and amortization of debt premium of $733,757, while for the year ended May 31, 2023, the other expenses contained only interest expenses of $8,865. The significant increase in other expenses is due to the loss on settlement of debt resulting from the Company prepaying for its lease liabilities with convertible notes that were recorded at their fair value, which were recorded at a premium, during the year ended May 31, 2024.

Net Loss

The net loss for the years ended May 31, 2024 and 2023 was $1,264,629 and $351,547, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2024, the Company had cash of $28,562. Furthermore, the Company had a working capital deficit of $212,098 and $329,092 on May 31, 2024 and 2023, respectively.

During the year ended May 31, 2024, the Company used $45,637 of cash in operating activities due to its net loss of $1,264,629 plus its gain on lease extension of $93,926, its amortization of debt premium of $733,757, and a decrease in accounts payable of $4,217; offset by stock issued for services of $20,000, depreciation of $4,244, lease cost, net of repayments of $170,698, loss on settlement of debt of $1,808,574, decrease in prepaid expenses of $20,574, and an increase in accrued expenses of $26,802.

During the year ended May 31, 2023, the Company used $163,960 of cash in operating activities due to its net loss of $351,547 plus an increase in prepaid expenses of $4,500; offset by depreciation of $4,244, stock payment for services of $124,000, increase in accounts payable of $10,770, and an increase in accrued interest of $8,865.

During the years ended May 31, 2024 and 2023 the Company did not have cash in investing activities.

During the year ended May 31, 2024, the Company generated $74,000 of cash in financing activities, which came from advances from related parties of $76,500 and proceeds from stock issuance of $20,000, offset by repayments of related party advances of $22,500.

During the year ended May 31, 2023, the Company generated $164,159 of cash in financing activities, which came from advances of $29,159 from related parties and proceeds from convertible notes of $135,000.

In its audited financial statements as of May 31, 2024, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sources for cash at this time are investments by others, loans and advances from our CEO who is our sole director, and very limited revenue from renting. We must raise cash to implement our plan and stay in business.

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

Leases

The Company follows the accounting for leases under Accounting Standards Codification (“ASC”) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases result in operating lease right-of-use (“ROU”) assets and operating lease liabilities (short term and long term) being recorded on the Company’s balance sheets.

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

The Company’s leases generally have fixed rental payments over the lease term, with occasional escalations based on predetermined factors. Rent revenue is recognized monthly as the lessor fulfills its obligations under the lease agreement.

Any lease incentives or concessions provided to lessees, such as rent-free periods or tenant improvement allowances, are recognized as a reduction of rent revenue over the lease term.

For the years ended May 31, 2024 and 2023, the Company recognized rent revenue of $30,000 and $10,000, respectively, from its lease agreements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2024, that are of significance or potential significance to the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CANNABIS SUISSE CORP.

FINANCIAL STATEMENTS

Years Ended May 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannabis Suisse Corp. as of May 31, 2024, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Cannabis Suisse Corp. as of May 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has limited revenues, has suffered recurring losses from operations, and has not established sufficient revenue to cover its operating costs, therefore will require additional capital to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Cannabis Suisse Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Cannabis Suisse Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Complex Debt Transactions (see Note 8)

During the year under audit the Company entered into convertible notes payable with related parties that prepaid for the leases of certain office space. The Company recognized the convertible notes payable at their fair market value which resulted in a debt premium being recognized, as well as a gain on settlement of debt after removing the associated lease liabilities from the books. Due to the related party and unusual nature of the agreements, ensuring the accounting for the transaction was challenging and required complex auditor judgment, including a detailed analysis and interpretation of accounting literature and the reliance on third party valuation experts.

In order to audit the accounting for the convertible notes payable, we had to perform a significant amount of research and analysis to gain comfort in the accounting of the transaction. Additionally, to gain comfort in the fair value assigned to each note, as determined by a third-party valuation expert, we had to review all estimates and inputs into the valuation model for reasonableness. The detailed analysis performed resulted in material audit adjustments.

/s/ Mac Accounting Group & CPAs, LLP

Mac Accounting Group & CPAs, LLP

We have served as Cannabis Suisse Corp.’s auditor since 2024.

Midvale, Utah

September 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cannabis Suisse Corp. (the Company) as of May 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the year ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

September 12, 2023

3001 N. Rocky Point Dr. East, Suite 200 * Tampa, Florida 33607 * 813.367.3527

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2024	May 31, 2023
ASSETS
Current Assets
Cash in Escrow Account	$28,562	$199
Prepaid Expenses	140,340	4,500
Total Current Assets	168,902	4,699

Property and Equipment, net	24,612	28,856
Operating Leases Right of Use Assets	625,093	312,748

TOTAL ASSETS	$818,607	$346,303

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,304	$10,770
Accrued Expenses	33,380	8,865
Advances From Related Parties	83,159	29,159
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Party	85,000	85,000
Operating Lease Liabilities - Long-term	125,157	149,997
Total Current Liabilities	381,000	333,791

Convertible Note Payable - Related Party	1,820,517	135,000
Operating Lease Liabilities - Long-term	40,936	206,959
Total Liabilities	2,242,453	675,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 70,680,938 and 44,254,938 shares issued and outstanding as of May 31, 2024, and 2023, respectively	70,681	44,255
Additional Paid-In-Capital	1,179,393	1,055,589
Unearned Compensation	-	(20,000)
Accumulated Deficit	(2,678,920)	(1,414,291)
Total Stockholders’ Deficit	(1,423,846)	(329,447)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$818,607	$346,303

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2024	2023

REVENUES
Rental income	$30,000	$10,000
Cost of goods sold	30,067	9,166
Gross Profit	(67)	834

OPERATING EXPENSES
Professional fees	77,940	278,570
Depreciation	4,244	4,244
General and administrative expenses	174,686	60,702
TOTAL OPERATING EXPENSES	256,870	343,516

OPERATING LOSS	(256,937)	(342,682)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	(1,808,573)	-
Gain on lease extension	93,926	-
Amortization of debt premium	733,757	-
Interest expense	(26,802)	(8,865)
TOTAL OTHER INCOME (EXPENSE)	(1,007,692)	(8,865)

LOSS BEFORE INCOME TAXES	(1,264,629)	(351,547)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,264,629)	$(351,547)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	47,316,823	42,035,760

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)

Conversion of accrued wages to equity	-	-	-	-	139,092	-	-	139,092
Contribution of assets	-	-	-	-	33,100	-	-	33,100
Issuance of common stock for services	-	-	3,600,000	3,600	140,400	(20,000)	-	124,000
Net loss	-	-	-	-	-	-	(351,547)	(351,547)

Balance, May 31, 2023	5,000,000	5,000	44,254,938	44,255	1,055,589	(20,000)	(1,414,291)	(329,447)

Cash for common stock	-	-	2,000,000	2,000	18,000	-	-	20,000
Debt conversion to stock	-	-	23,976,000	23,976	95,904	-	-	119,880
Issuance of common stock for settlement of accounts payable	-	-	450,000	450	9,900	-	-	10,350
Amortization of stock-based compensation	-	-	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	-	(1,264,629)	(1,264,629)

Balance, May 31, 2024	5,000,000	$5,000	70,680,938	$70,681	$1,179,393	$-	$(2,678,920)	$(1,423,846)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(1,264,629)	$(351,547)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	20,000	124,000
Depreciation	4,244	4,244
Lease cost, net of repayments	170,698	44,208
Loss on settlement of debt	1,808,574	-
Gain on lease extension	(93,926)	-
Amortization of debt premium	(733,757)	-
Changes in assets and liabilities:
Prepaid expenses	20,574	(4,500)
Accounts payable	(4,217)	10,770
Accrued expenses	26,802	8,865
Net cash used in Operating Activities	(45,637)	(163,960)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	76,500	29,159
Repayments of related party advances	(22,500)	-
Proceeds from issuance of stock	20,000	-
Proceeds from convertible notes	-	135,000
Net cash provided by Financing Activities	74,000	164,159

Net cash increase (decrease) for period	28,363	199
Cash at beginning of period	199	-
Cash at end of period	$28,562	$199

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Operating lease right-of-use assets exchanged for operating leases	$-	$330,591
Conversion of accrued wages and other debt to equity	$-	$139,092
Contribution of assets	$-	$33,100
Stock issued to settle accounts payable	$2,250	$-
Increase in ROU asset and lease liability for lease extension	$130,953	$-
Recognition of ROU asset and lease liability at lease commencement	$280,684	$-
Lease liability extinguished with convertible note payable - related party	$579,979	$-
Stock issued for conversion of convertible note payable - related party and accrued interest - related party	$119,880	$-

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (“Company”) was incorporated in the State of Nevada on February 26, 2016. The Company started its real estate business, and in February 2023, the Company leased two properties from companies owned by the CEO and one of them has been subleased out for rental revenue. In February 2024, the Company leased two additional pieces of real properties from companies owned by the CEO for future expansion. See the details of the terms and conditions in Note 9.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2024 and 2023. The Company had cash in an escrow account of $28,562 and $199 as of May 31, 2024 and 2023.

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

Leases

The Company follows the accounting for leases under Accounting Standards Codification (“ASC”) 842 Lease Accounting and determines if an arrangement is a lease or contains a lease at inception. Operating leases result in operating lease right-of-use (“ROU”) assets and operating lease liabilities (short term and long term) being recorded on the Company’s balance sheets.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the years ended May 31, 2024 and 2023, the Company recognized an impairment of long-lived assets in the amount of $0.

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

The Company’s leases generally have fixed rental payments over the lease term, with occasional escalations based on predetermined factors. Rent revenue is recognized monthly as the lessor fulfills its obligations under the lease agreement.

Any lease incentives or concessions provided to lessees, such as rent-free periods or tenant improvement allowances, are recognized as a reduction of rent revenue over the lease term.

For the years ended May 31, 2024 and 2023, the Company had only one lease arrangement with a single customer and recognized rent revenue of $30,000 and $10,000, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2024 and 2023, potentially dilutive debt or equity instruments issued or outstanding included 85,539,731 and 25,596,625 shares, respectively, that could be issued upon the conversion of the Company’s convertible notes payable and accrued interest.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended May 31, 2024 that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2024. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and will rely on related party funding in the meantime. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	May 31, 2024	May 31, 2023
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(8,488)	(4,244)
Net property and equipment	$24,612	$28,856

For the years ended May 31, 2024 and 2023, the Company recognized depreciation expense in the amount of $4,244.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2024, the president, CEO, and sole director advanced to the Company $76,500 and received repayments of $22,500. In February of 2024 the Company entered into notes payable with three different related parties. See Note 8 for details of these transactions.

During the year ended May 31, 2023, the president, CEO, and sole director advanced to the Company $29,159. In November 2022, the Company issued a convertible note payable to the major shareholder in the amount of $135,000 to pay off the funds advanced from and the operating expenses paid by the shareholder. See Notes 7 and 8 Convertible Notes Payable & Convertible Notes Payable - Related Parties for terms and conditions.

The Company has leases with related parties. See Note 9 for terms, conditions, and amounts.

As of May 31, 2024 and 2023, the balances of advances from related parties were $83,159 and $29,159, respectively.

In September 2023, the majority shareholder, who is also the Company’s CEO, paid $20,000 to the Company for 2,000,000 shares of common stock. In May 2024, the Company’s CEO converted his convertible note of the value of $119,880 (principal $117,593 plus interest $2,287) to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2024 the balance of the note is $30,000, it is due on demand, and has an interest rate of 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2024 the balance of the note is $20,000, it is due on demand, and has an interest rate of 0%.

NOTE 8 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of May 31, 2024 the balance of the note is $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, the lease was extended for an additional two years to January 2028. The total payments for the four years are $375,704 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989,

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

with amortization of $64,913 recognized during the year ended May 31, 2024, and the balance of the note was $874,076 as of May 31, 2024.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, the lease was extended for an additional two years to December 2028. The total payments for the five years are $203,520 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $106,538, and prepaid interest of $18,966 was recorded, resulting in a loss on settlement of debt of $528,621. The note was issued with a premium of $552,365, with amortization of $30,536 recognized during the year ended May 31, 2024, and the balance of the note was $521,829 as of May 31, 2024.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total payments for the five years are $235,185 and the landlord offered 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $755,901, the present value of the lease liabilities that were paid off was $176,213, and prepaid interest of $58,973 was recorded, resulting in a loss on settlement of debt of $520,716. The note was issued with a premium of $638,308 with amortization of $26,203 recognized during the year ended May 31, 2023. On May 6, 2024, the note, with a principal balance of $117,593, and its accrued interest of $2,287 was converted to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income.

As of May 31, 2024, the maturities of the long-term convertible notes are as follows:

Year ending	Amount
May 31, 2025	$0
May 31, 2026	0
May 31, 2027	135,000
May 31, 2028	187,852
May 31, 2029	101,760

Total	$424,612

For the years ended May 31, 2024 and 2023, the interest expenses were $26,802 and $8,865, respectively.

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $297,229 based on a 12% discount rate and a $93,926 gain was recorded as a result of the extension. Following the extension the landlord offered a 50% discount for the prepayment of the lease so in February 2024, the Company prepaid the lease with a convertible note payable (see Note 8) and the prepaid rental interest was recorded for $78,476. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $277,516 and $66,880, respectively. During the year ended May 31, 2024 rental expense of $99,360 was recognized related to this lease.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date was February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use asset was $145,341 based on a 12% discount rate, and the lease liability and lease commitment was also the same amount. The monthly base rental payment is $5,000, with additional monthly direct costs of $350, with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock. As of May 31, 2024, the balance of the ROU was $87,627 and no monthly payments had been made on the lease, therefore the lease liability was $166,094. During the year ended May 31, 2024 rental expense of $60,133 was recognized related to this lease, of which $30,067 was allocated to cost of sales for the portion of the property that was subleased.

In February 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $104,472 based on a 12% discount rate. The landlord offered a 50% discount for the prepayment of the lease and the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $18,966. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $92,498 and $16,046, respectively. During the year ended May 31, 2024 rental expense of $16,960 was recognized related to this lease.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $176,213 based on a 12% discount rate. The landlord offered a 50% discount for the prepayment of the lease so the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $58,973. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $167,462 and $52,054, respectively. During the year ended May 31, 2024 rental expense of $15,679 was recognized related to this lease.

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third-party private company. The monthly rent was $2,500 which will bring rental revenue of $30,000 annually. The term of the sub-lease was one year from February 2023 to January 2024 and the subtenant was not entitled to exercise any options to extend or renew the term of the lease. The sub-lease is currently on a month-by-month term.

The total lease expenses for the year ended May 31, 2024 were $192,132, including $30,067 recorded as cost of sales and $162,065 recorded in general and administrative expenses in the statements of operations. The total lease expenses for the year ended May 31, 2023 were $44,208, including $9,166 recorded as cost of sales and $35,042 in general and administrative expenses in the statements of operations.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

The Company’s weighted average remaining lease term is 2.18 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of May, 2024	As of May 31, 2023
Assets
Right-of-Use	$625,093	$312,748

Liabilities
Lease liabilities - Short-term	$125,157	$149,997
Lease liabilities - Long-term	40,936	206,959
Total operating lease liabilities	$166,093	$356,956

Future minimum lease payments as of May 31, 2024:

Lease commitments
Jun 2024 - May 2025	$133,750
Jun 2025 - May 2026	42,800
Jun 2026 - May 2027	-
Jun 2027 - May 2028	-
Jun 2028 - May 2029	-

Total undiscounted lease payments	176,550
Imputed interest	(10,457)

Total operating lease liabilities	$166,093

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001.

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

On January 11, 2023, the Company issued 3,600,000 restricted shares of common stock at $0.04 per share to a consultant for services. The value of the 3,600,000 shares of common stock issued was $144,400, of which $124,000 was earned as of May 31, 2023 and the remaining $20,000 was earned during the year ended May 31, 2024.

In September 2023, the Company’s CEO paid $20,000 to the Company for 2,000,000 shares of common stock at a price of $0.01 per share.

In May 2024, the Company’s CEO converted his convertible note with a value of $119,880 (principal $117,593 plus interest $2,287) to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium on the note was recognized as other income.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

Also in May 2024, the Company issued 450,000 shares valued at the market price of $0.023 per share to settle accounts payable of $2,250, resulting in a loss on settlement of debt of $8,100.

As of May 31, 2024, the Company had 70,680,938 shares of common stock issued and outstanding.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at May 31, 2024. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2024 was $313,468. The net change in valuation allowance for the years ended May 31, 2024 and 2023 was $100,323. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2024 and 2023. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,182,899 at May 31, 2024. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $1,139,373 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the federal statutory rate of 21% to the income tax amount recorded as of May 31, 2023 was as follows:

May 31, 2023
Net operating loss carryforward	$(1,014,975)
Effective tax rate	21%
Deferred tax asset	213,145
Less: Valuation allowance	(213,145)
Net deferred asset	$-

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the federal statutory rate of 21% plus the state statutory rate of 5.5% to the income tax amount recorded as of May 31, 2024 is as follows:

May 31, 2024
Net operating loss carryforward	$(1,182,899)
Effective tax rate	26.5%
Deferred tax asset	313,468
Less: Valuation allowance	(313,468)
Net deferred asset	$-

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended May 31, 2024 due to the following:

Book loss	$(335,127)	26.50%
Unpaid interest to shareholder	7,102	(0.56)%
Unpaid rent to shareholder	18,431	(1.46)%
Stock issued for services	5,300	(0.42)%
Loss on settlement of debt	479,272	(37.90)%
Gain on lease extensions	(24,890)	1.97%
Amortization of debt premium	(194,445)	15.38%
Valuation allowance	44,357	(3.51)%
	$-

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose except the following:

Effective June 3, 2024, the Company amended their articles of incorporation to increase their authorized shares of common stock to 1,000,000,000.

On July 7, 2024, we issued 5,000,000 shares of our preferred stock to our CEO. The stock was issued in replacement for the same amount of stock with the same voting rights he received when he purchased the stock from the prior CEO as it was determined the prior issuance of the preferred stock was deficient in that the proper state filing was not made for the original issuance.

On June 28, 2024, the Company issued a convertible note of $186,089 to Scott McAlister, the Company’s CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380 that the Company owed to Scott McAlister. The conversion price shall be $0.005 per share of common stock. The term of the convertible note shall be five years and the interest rate shall be 10% per year.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2024, the sole director of the registrant dismissed Accell Audit & Compliance, P.A. (“Accell”) as the Registrant’s independent registered public accounting firm. Accell served as the registrant’s independent public accounting firm since 2019. Also on March 14, 2024, the sole director of the registrant appointed Mac Accounting Group & CPAs, LLP (“MAC”) to serve as the registrant’s independent public accounting firm to audit the registrant’s financial statements for the fiscal year ending May 31, 2024.

The audit reports of Accell on the registrant’s financial statements for the fiscal years ended May 31, 2022, and 2023, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle other than an explanatory paragraph regarding the registrant’s ability to continue as a going concern.

During the registrant’s fiscal years ended May 31, 2022 and 2023, and through. November 31, 2023, there was no disagreement(s) with Accell on any matter of accounting principles or practices, financial statement disclosure or procedure, which disagreement(s), if not resolved to the satisfaction of Accell, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report, nor were there any “reportable events”, as such term is described in Item304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1934, as amended (the “1934 Act”).

During the registrant’s  two most recent fiscal years and through March 14, 2024, the date of the appointment of MAC, neither the registrant nor any person on its behalf has consulted with MAC with respect to either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was the subject of a “disagreement’ or a “reportable event” as such terms are described in Items 304(a)(1)(iv) or 304(a)(1)(v) respectively of Regulation S-K promulgated under the 1934 Act.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an adequate control environment or proper corporate governance – We have no risk assessment, information or communication, or monitoring processes in place and have no policies that require formal written approval for related party transactions.  Additionally, the Board of Directors does not operate independently of management.  Also, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We do not maintain appropriate internal controls – We do not have formal accounting policies and procedures and have not maintained sufficient internal controls over financial reporting. We lack segregation of duties or adequate levels of supervision and review and there are limited accounting resources with the appropriate knowledge of U.S. generally accepted accounting principles or SEC experience to ensure the financial reporting is free from material misstatements.

3.We do not have appropriate information technology controls – We retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Scott McAlister	43	Director, CEO/CFO

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the years ended May 31, 2024 and 2023 for our executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers and directors.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Scott W. McAlister CEO, CFO	2024	$-	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Scott McAlister	116,915,731 (1)	77%

(1)Represents 36,376,000 shares of common stock plus 80,539,731 shares of common stock obtainable through the conversion of four different promissory notes held by Mr. McAlister or companies owned by Mr. McAlister, whereby the Holder has the right to convert all or part of the note and its accrued interest at $0.005 per share as of May 31, 2024.

Item 13. Certain Relationships and Related Transactions

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of May 31, 2024 the balance of the note is $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share.

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028. In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC for the prepayment of the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $64,913 recognized during the year ended May 31, 2024, and the balance of the note was $874,076 as of May 31, 2024.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date was February 1, 2023 and the lease term is thirty-six months. The monthly base rental payment is $5,000, with additional monthly direct costs of $350, with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock.

In February 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term is sixty months.  In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC for the prepayment of the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $106,538, and prepaid interest of $18,966 was recorded, resulting in a loss on settlement of debt of $528,621. The note was issued with a premium of $552,365, with amortization of $30,536 recognized during the year ended May 31, 2024,  and the balance of the note was $521,829 as of May 31, 2024.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term is sixty months.  In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC for the prepayment of the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $755,901, the present value of the lease liabilities there were paid off was $176,213, and prepaid interest of $58,973 was recorded, resulting in a loss on settlement of debt of $520,716.  The note was issued with a premium of $638,308 with amortization of $26,203 recognized during the year ended May 31, 2023.  On May 6, 2024, the note, with a principal balance of $117,593, and its accrued interest of $2,287 was converted to 23,796,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income.

During the year ended May 31, 2024, our CEO and sole director advanced to the Company $76,500 and received repayments of $22,500.

Subsequent to May 31, 2024, June 28, 2024, the Company issued a convertible note of $186,089 to Scott McAlister, the Company’s CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380 that the Company owed to Scott McAlister. The conversion price shall be $0.005 per share of common stock. The term of the convertible note shall be five years and the interest rate shall be 10% per year.

All of the notes issued cited above to entities controlled by our CEO contain no adjustment in the event of a recapitalization of our capital stock.

Item 14. Principal Accounting Fees and Services

For the fiscal year ended May 31, 2023, we incurred approximately $18,000 in fees to our principal independent accountants Accell Audit & Compliance, P.A. for professional services rendered in connection with annual audit and quarterly reviews.

For the fiscal year ended May 31, 2024, we incurred $19,000 in fees to our principal independent accountants Mac Accounting Group & CPAS, LLP for professional services rendered in connection with the annual audit and quarterly reviews.

For the fiscal years ended May 31, 2024 and 2023 we incurred no audited related fees, tax related fees, or other fees from our principal independent accountants.

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

(3)Financial Statement Schedules

See exhibits listed under Part (b) below.

(b)Exhibits

Exhibit
Number	Exhibit Description

3(i)***	Articles of Incorporation, as amended
3(ii)****	ByLaws, as amended
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CANNABIS SUISSE CORP.
(Registrant)

September 13, 2024	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2024	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer