Form 10-K/A
period 2024-05-31
CANNABIS SUISSE CORP.
filed 2024-10-02
CIK 1680132

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

Explanatory Note

The purpose of this Amendment No.1 to Cannabis Suisse Corp Annual report on Form 10-K for the fiscal year ended May 31, 2024, is to amend the financial statements.

We are filing this Amendment No.1 to reflect the restatement of our financial statements contained therein.  The present value of a lease for one of the properties was not accurately recorded to reflect the amended term of the lease.  The lease was extended from three years to five years.  Please see Note 13- Restatement of Previously Issued Financial Statements appearing in this Form 10-K/A Amendment 1 which further describes the effect of the restatements.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10- K is presented as of the filing date of the original Form 10-K and does not modify or update in any way the disclosure made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principle executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

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

Other Income (Expense)

The total other income (expense) for the years ended May 31, 2024 and 2023 were $(929,676) and $(8,865), respectively. The other expenses for the year ended May 31, 2024, contained interest expenses of $26,802, loss of $1,737,341 on the settlement of debt, gain of $100,710 on lease extension, and amortization of debt premium of $733,757, while for the year ended May 31, 2023, the other expenses contained only interest expenses of $8,865. The significant increase in other expenses is due to the loss on settlement of debt resulting from the Company prepaying for its lease liabilities with convertible notes that were recorded at their fair value, which were recorded at a premium, during the year ended May 31, 2024.

Net Loss

The net loss for the years ended May 31, 2024 and 2023 was $1,186,613 and $351,547, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2024, the Company had cash of $28,562. Furthermore, the Company had a working capital deficit of $184,547 and $329,092 on May 31, 2024 and 2023, respectively.

During the year ended May 31, 2024, the Company used $45,637 of cash in operating activities due to its net loss of $1,186,613 plus its gain on lease extension of $100,710, its amortization of debt premium of $733,757, and a decrease in accounts payable of $4,217; offset by stock issued for services of $20,000, depreciation of $4,244, lease cost, net of repayments of $169,214, loss on settlement of debt of $1,737,341, decrease in prepaid expenses of $22,059, and an increase in accrued expenses of $26,802.

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

Restatement

As described in Note 13 - Restatement of Previously Issued Financial Statements, the Company has restated its financial statements as of and for the year ending May 31, 2024.

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

Midvale, Utah

September 13, 2024, except for Note 13, as to which the date is October 2, 2024

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

PCAOB Firm ID#3289

Tampa, Florida

September 12, 2023

3001 N. Rocky Point Dr. East, Suite 200 * Tampa, Florida 33607 * 813.367.3527

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2024	May 31, 2023
	(Restated)
ASSETS
Current Assets
Cash in Escrow Account	$28,562	$199
Prepaid Expenses	167,891	4,500
Total Current Assets	196,453	4,699

Property and Equipment, net	24,612	28,856
Operating Leases Right of Use Assets	675,558	312,748

TOTAL ASSETS	$896,623	$346,303

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,304	$10,770
Accrued Expenses	33,380	8,865
Advances From Related Parties	83,159	29,159
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Party	85,000	85,000
Operating Lease Liabilities - Short-term	125,157	149,997
Total Current Liabilities	381,000	333,791

Convertible Note Payable - Related Party	1,820,517	135,000
Operating Lease Liabilities - Long-term	40,936	206,959
Total Liabilities	2,242,453	675,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, par value $0.001; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001; 250,000,000 shares authorized, 70,680,938 and 44,254,938 shares issued and outstanding as of May 31, 2024, and 2023, respectively	70,681	44,255
Additional Paid-In-Capital	1,179,393	1,055,589
Unearned Compensation	-	(20,000)
Accumulated Deficit	(2,600,904)	(1,414,291)
Total Stockholders’ Deficit	(1,345,830)	(329,447)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$896,623	$346,303

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2024	2023
	(Restated)
REVENUES
Rental income	$30,000	$10,000
Cost of goods sold	30,067	9,166
Gross Profit	(67)	834

OPERATING EXPENSES
Professional fees	77,940	278,570
Depreciation	4,244	4,244
General and administrative expenses	174,686	60,702
TOTAL OPERATING EXPENSES	256,870	343,516

OPERATING LOSS	(256,937)	(342,682)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	(1,737,341)	-
Gain on lease extension	100,710	-
Amortization of debt premium	733,757	-
Interest expense	(26,802)	(8,865)
TOTAL OTHER INCOME (EXPENSE)	(929,676)	(8,865)

LOSS BEFORE INCOME TAXES	(1,186,613)	(351,547)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,186,613)	$(351,547)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	47,316,823	42,035,760

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2022	5,000,000	$5,000	40,654,938	$40,655	$742,997	$-	$(1,062,744)	$(274,092)

Conversion of accrued wages to equity	-	-	-	-	139,092	-	-	139,092
Contribution of assets	-	-	-	-	33,100	-	-	33,100
Issuance of common stock for services	-	-	3,600,000	3,600	140,400	(20,000)	-	124,000
Net loss	-	-	-	-	-	-	(351,547)	(351,547)

Balance, May 31, 2023	5,000,000	5,000	44,254,938	44,255	1,055,589	(20,000)	(1,414,291)	(329,447)

Cash for common stock	-	-	2,000,000	2,000	18,000	-	-	20,000
Debt conversion to stock	-	-	23,976,000	23,976	95,904	-	-	119,880
Issuance of common stock for settlement of accounts payable	-	-	450,000	450	9,900	-	-	10,350
Amortization of stock-based compensation	-	-	-	-	-	20,000	-	20,000
Net loss (Restated)	-	-	-	-	-	-	(1,186,613)	(1,186,613)

Balance, May 31, 2024 (Restated)	5,000,000	$5,000	70,680,938	$70,681	$1,179,393	$-	$(2,600,904)	$(1,345,830)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2024	2023
	(Restated)
OPERATING ACTIVITIES
Net loss	$(1,186,613)	$(351,547)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	20,000	124,000
Depreciation	4,244	4,244
Lease cost, net of repayments	169,214	44,208
Loss on settlement of debt	1,737,341	-
Gain on lease extension	(100,710)	-
Amortization of debt premium	(733,757)	-
Changes in assets and liabilities:
Prepaid expenses	22,059	(4,500)
Accounts payable	(4,217)	10,770
Accrued expenses	26,802	8,865
Net cash used in Operating Activities	(45,637)	(163,960)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	76,500	29,159
Repayments of related party advances	(22,500)	-
Proceeds from issuance of stock	20,000	-
Proceeds from convertible notes	-	135,000
Net cash provided by Financing Activities	74,000	164,159

Net cash increase (decrease) for period	28,363	199
Cash at beginning of period	199	-
Cash at end of period	$28,562	$199

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Operating lease right-of-use assets exchanged for operating leases	$-	$330,591
Conversion of accrued wages and other debt to equity	$-	$139,092
Contribution of assets	$-	$33,100
Stock issued to settle accounts payable	$2,250	$-
Increase in ROU asset and lease liability for lease extension	$179,934	$-
Recognition of ROU asset and lease liability at lease commencement	$280,684	$-
Lease liability extinguished with convertible note payable - related party	$622,176	$-
Stock issued for conversion of convertible note payable - related party and accrued interest - related party	$119,880	$-

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

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share. As of May 31, 2024 the balance of the note was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

amortization of $64,913 recognized during the year ended May 31, 2024, and the balance of the note was $1,061,928 (inclusive of a $874,076 premium balance) as of May 31, 2024.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $30,536 recognized during the year ended May 31, 2024, and the balance of the note was $623,589 (inclusive of a $521,829 premium balance) as of May 31, 2024.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total payments for the five years are $235,185 and the landlord offered a 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $755,901, the present value of the lease liabilities that were paid off was $176,213, and prepaid interest of $58,973 was recorded, resulting in a loss on settlement of debt of $520,716. The note was issued with a premium of $638,308 with amortization of $26,203 recognized during the year ended May 31, 2023. On May 6, 2024, the note, with a principal balance of $117,593, and its accrued interest of $2,287 was converted to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income. As of May 31, 2024, the balance of the note was $0.

As of May 31, 2024, the maturities of the long-term convertible notes are as follows:

Year ending	Amount
May 31, 2025	$0
May 31, 2026	0
May 31, 2027	135,000
May 31, 2028	187,852
May 31, 2029	101,760

Total	$424,612

For the years ended May 31, 2024 and 2023, the interest expenses were $26,802 and $8,865, respectively.

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $297,229 based on a 12% discount rate and a $93,926 gain was recorded as a result of the extension. Following the extension the landlord offered a discount for the prepayment of the lease so in February 2024, the Company prepaid the lease with a convertible note payable (see Note 8) and the prepaid rental interest was recorded for $78,476. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $277,516 and $66,880, respectively. During the year ended May 31, 2024 rental expense of $99,360 was recognized related to this lease.

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

In January 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term was 37 months. In accordance with ASC 842 the Right-of-Use asset and lease liability was originally recorded for $104,472 based on a 12% discount rate. In February 2024, the Company extended the lease for almost three years and the new maturity date became December 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $148,735 based on a 12% discount rate and a $6,784 gain was recorded as a result of the extension. Following the extension, the landlord offered a discount for the prepayment of the lease and the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $48,001. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $142,963 and $43,597, respectively. During the year ended May 31, 2024 rental expense of $16,960 was recognized related to this lease.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $176,213 based on a 12% discount rate. The landlord offered a discount for the prepayment of the lease so the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $58,973. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $167,462 and $52,054, respectively. During the year ended May 31, 2024 rental expense of $15,679 was recognized related to this lease.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

The Company’s weighted average remaining lease term is 3.77 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of May, 2024	As of May 31, 2023
Assets
Right-of-Use	$675,558	$312,748

Liabilities
Lease liabilities - Short-term	$125,157	$149,997
Lease liabilities - Long-term	40,936	206,959
Total operating lease liabilities	$166,093	$356,956

Future minimum lease payments as of May 31, 2024:

Lease commitments
Jun 2024 - May 2025	$133,750
Jun 2025 - May 2026	42,800
Jun 2026 - May 2027	-
Jun 2027 - May 2028	-
Jun 2028 - May 2029	-

Total undiscounted lease payments	176,550
Imputed interest	(10,457)

Total operating lease liabilities	$166,093

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

The valuation allowance at May 31, 2024 was $313,469. The net change in valuation allowance for the years ended May 31, 2024 and 2023 was $100,323. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the federal statutory rate of 21% plus the state statutory rate of 5.5% to the income tax amount recorded as of May 31, 2024 is as follows:

May 31, 2024
Net operating loss carryforward	$(1,182,900)
Effective tax rate	26.5%
Deferred tax asset	313,469
Less: Valuation allowance	(313,469)
Net deferred asset	$-

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended May 31, 2024 due to the following:

Book loss	$(314,452)	26.50%
Unpaid interest to shareholder	7,102	(0.56)%
Unpaid rent to shareholder	18,431	(1.46)%
Stock issued for services	5,300	(0.42)%
Loss on settlement of debt	460,395	(38.80)%
Gain on lease extensions	(26,688)	2.25%
Amortization of debt premium	(194,445)	15.38%
Valuation allowance	44,357	(3.51)%
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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In February 2024, the Company extended the lease for the property at 1268 Church Street, Jacksonville, FL 32210.  At the time of the extension the Right-of-Use asset (ROU) and lease liability was not properly remeasured, therefore the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this annual report the financial statements for the year ended May 31, 2024. These restatements had no impact on the Company's current and previously reported cash position or net cash provided by or used in operating, investing, or financing activities.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024, and 2023

The impact of the restatement as of and for the year ended May 31, 2024 is as follows:

	As of May 31, 2024
Balance Sheet Data:	As Previously Reported	Adjustment	As Restated
Prepaid Expenses	140,340	27,551	167,891
Total Current Assets	168,902	27,551	196,453
Operating Leases Right of Use Assets	625,093	50,465	675,558
Total Assets	818,607	78,016	896,623
Accumulated Deficit	2,678,920	(78,016)	2,600,904
Total Stockholders' Deficit	1,423,846	(78,016)	1,345,830
Total Liabilities & Stockholders' Deficit	818,607	78,016	896,623

	For the Year Ended May 31, 2024
Statements of Operations Data:	As Previously Reported	Adjustment	As Restated
Loss on settlement of debt	(1,808,573)	71,232	(1,737,341)
Gain on lease extension	93,926	6,784	100,710
Total other income (expense)	(1,007,692)	78,016	(929,676)
Loss Before Income Taxes	(1,264,629)	78,016	(1,186,613)

	For the Year Ended May 31, 2024
Cash Flows Data:	As Previously Reported	Adjustment	As Restated
Net loss	(1,264,629)	78,016	(1,186,613)
Lease cost, net of repayments	170,698	(1,484)	169,214
Loss on settlement of debt	1,808,574	(71,233)	1,737,341
Gain on lease extension	(93,926)	(6,784)	(100,710)
Prepaid expenses	20,574	1,485	22,059
Non-cash disclosure:
Increase in ROU asset and lease liability at lease commencement	130,953	48,981	179,934
Lease liability extinguished with convertible note payable - related party	579,979	42,197	622,176

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

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028. In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC for the prepayment of the lease. The note has a remaining term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $64,913 recognized during the year ended May 31, 2024, and the balance of the note was $874,076 as of May 31, 2024.

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

In January 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term was thirty-seven months.  In February 20, 2024, the Company extended the lease for almost three years and the new maturity date became December 31, 2028 and then issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC for the prepayment of the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $30,536 recognized during the year ended May 31, 2024, and the balance of the note was $521,829 as of May 31, 2024.

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

CANNABIS SUISSE CORP.
(Registrant)

October 2, 2024	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 2, 2024	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer