Form 10-Q
period 2025-02-28
CANNABIS SUISSE CORP.
filed 2025-04-17
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56678

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

As of April 17, 2025 there were 70,680,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONDENSED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$50	$28,562
Prepaid Expenses	117,883	167,891
Total Current Assets	117,933	196,453

Property and Equipment, net	21,429	24,612
Operating Leases Right of Use Assets	551,745	675,558

TOTAL ASSETS	$691,107	$896,623

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$23,250	$4,304
Accrued Interest - Related Parties	41,912	33,380
Advances From Related Parties	7,400	83,159
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Party	85,000	85,000
Operating Lease Liabilities - Short-term	103,617	125,157
Total Current Liabilities	311,179	381,000

Convertible Note Payable - Related Party	2,226,267	1,820,517
Operating Lease Liabilities - Long-term	-	40,936
Total Liabilities	2,537,446	2,242,453

Commitments and Contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, 0 and 5,000,000 shares issued and outstanding as of February 28, 2025 and May 31, 2024, respectively	-	5,000
Preferred Series A stock, par value $0.001; 5,000,000 shares authorized, 5,000,000 and 0 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively	5,000	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 70,680,938 shares issued and outstanding as of February 28, 2025 and May 31, 2024	70,681	70,681
Additional Paid-In-Capital	1,179,393	1,179,393
Accumulated Deficit	(3,101,413)	(2,600,904)
Total Stockholders’ Deficit	(1,846,339)	(1,345,830)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$691,107	$896,623

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

REVENUES
Rental income	$7,500	$7,500	$22,500	$22,500
Cost of goods sold	7,356	6,876	22,068	20,625
Gross Profit	144	624	432	1,875

OPERATING EXPENSES
Professional fees	10,274	12,887	65,547	66,887
Depreciation	1,061	1,061	3,183	3,183
General and administrative expenses	55,597	49,537	165,638	105,985
TOTAL OPERATING EXPENSES	66,932	63,485	234,368	176,055

OPERATING LOSS	(66,788)	(62,861)	(233,936)	(174,180)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	-	-	(551,677)	-
Amortization of debt premium	112,246	-	332,016	-
Interest expense - related party	(15,943)	(5,113)	(46,912)	(13,348)
TOTAL OTHER INCOME (EXPENSE)	96,303	(5,113)	(266,573)	(13,348)

INCOME (LOSS) BEFORE INCOME TAXES	29,515	(67,974)	(500,509)	(187,528)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$29,515	$(67,974)	$(500,509)	$(187,528)

NET LOSS PER SHARE: BASIC	$0.00	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	70,680,938	46,254,938	70,680,938	45,041,823

NET LOSS PER SHARE: DILUTED	$0.00	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	198,303,589	46,254,938	70,680,938	45,041,823

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation		Accumulated Deficit		Total Stockholders’ Deficit

Balance, May 31, 2023	-	$-	5,000,000	$5,000	44,254,938	$44,255	$1,055,589		$(20,000)		$(1,414,291)	$(329,447)

Amortization of stock based compensation	-	-	-	-	-	-	-		10,000		-	10,000
Net loss	-	-	-	-	-	-	-		-		(64,757)	(64,757)
Balance, August 31, 2023	-	-	5,000,000	5,000	44,254,938	44,255	1,055,589		(10,000)		(1,479,048)	(384,204)

Cash for common stock	-	-	-	-	2,000,000	2,000	18,000	-	-	-	-	20,000
Amortization of stock based compensation	-	-	-	-	-	-	-		10,000		-	10,000
Net loss	-	-	-	-	-	-	-		-		(54,797)	(54,797)
Balance, November 30, 2023	-	-	5,000,000	5,000	46,254,938	46,255	1,073,589		-		(1,533,845)	(409,001)

Net loss	-	-	-	-	-	-	-		-		(67,974)	(67,974)
Balance, February 29, 2024	-	-	5,000,000	5,000	46,254,938	46,255	1,073,589		-		1,601,819	(476,975)

Balance, May 31, 2024	-	-	5,000,000	5,000	70,680,938	70,681	1,179,393		-		(2,600,904)	(1,345,830)

Issuance of Series A Preferred Stock to replace previously issued preferred stock	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-		-		-	-
Net loss	-	-	-	-	-	-	-		-		(535,086)	(535,086)
Balance, August 31, 2024	5,000,000	5,000	-	-	70,680,938	70,681	1,179,393		-		(3,135,990)	(1,880,916)

Net income	-	-	-	-	-	-	-		-		5,062	5,062
Balance, November 30, 2024	5,000,000	5,000	-	-	70,680,938	70,681	1,179,393		-		(3,130,928)	(1,875,854)

Net income	-	-	-	-	-	-	-		-		29,515	29,515
Balance, February 28, 2025	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393		$-		$(3,101,413)	$(1,846,339)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	February 28, 2025	February 29, 2024
OPERATING ACTIVITIES
Net loss	$(500,509)	$(187,528)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	-	20,000
Depreciation	3,183	3,183
Lease cost, net of repayments	130,887	102,264
Loss on settlement of debt	551,677	-
Amortization of debt premium	(332,016)	-
Changes in assets and liabilities:
Prepaid expenses	50,008	4,500
Accounts payable	18,946	(998)
Accrued interest - related parties	41,912	13,348
Net cash used in Operating Activities	(35,912)	(45,231)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	22,400	25,076
Repayments to related parties	(15,000)	-
Proceeds from issuance of stock	-	20,000
Net cash provided by Financing Activities	7,400	45,076

Net cash increase (decrease) for period	(28,512)	(155)
Cash at beginning of period	28,562	199
Cash at end of period	$50	$44

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Non-cash promissory convertible note issuance	$186,089	$-
Reclass convertible note payable to convertible note payable – related party	$-	$85,000

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2025 are not necessarily indicative of the results to be expected for the year ending May 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 205 and May 31, 2024. The Company had cash in an escrow account of $50 and $28,562 as of February 28, 2025 and May 31, 2024, respectively.

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

During the three and nine months ended February 28, 2025 and February 29, 2024, the Company recognized an impairment of long-lived assets in the amount of $0.

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

For the nine months ended February 28, 2025 and February 29, 2024, the Company had only one lease arrangement with a single customer and recognized rent revenue of $22,500. For the three months ended February 28, 2025 and February 29, 2024, the Company had rent revenue of $7,500.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. For the three and nine months ended February 29, 2024 there were 25,384,513 potentially dilutive shares that could be issued upon the conversion of the Company’s convertible notes payable and accrued interest and for the nine months ended February 28, 2025 there were 127,622,651 potentially dilutive shares that could be issued upon the conversion of the Company’s convertible notes payable and accrued interest. These potentially dilutive shares were excluded from the dilutive loss per share calculation because their effect would have been anti-dilutive, therefore basic and diluted net loss per share were the same for those periods.

The following table illustrates the computation of diluted earnings per share for the three months ended February 28, 2025:

Net income	$29,515
Add: Interest expense on convertible debt	15,943
Net income available to common shareholders (numerator)	$45,458

Basic weighted average number of common shares outstanding	70,680,938
Dilutive impact of convertible notes and accrued interest	127,622,651
Diluted weighted average number of common shares outstanding (numerator)	198,303,589

Diluted income per common share	$0.00

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended February 28, 2025 that are of significance or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of February 28, 2025. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	February 28, 2025	May 31, 2024
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(11,671)	(8,488)
Net property and equipment	$21,429	$24,612

For the three months ended February 28, 2025 and February 29, 2024, the Company recognized depreciation expense in the amount of $1,061. For the nine months ended February 28, 2025 and February 29, 2024, the Company recognized depreciation expense in the amount of $3,183.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2025, the president, CEO, and sole director advanced to the Company $22,400, was repaid $15,000, and $83,159 was settled with a convertible note agreement, see Note 8. During the nine months ended February 29, 2024, the president, CEO, and sole director advanced to the Company $25,076. As of February 28, 2025 and May 31, 2024, the balances due the related party were $7,400 and $83,159, respectively.

On June 28, 2024, the Company issued a convertible note of $186,089 to Scott McAlister, the Company’s CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380 that the Company owed to Scott McAlister. See Note 8 for terms and conditions.

As of February 28, 2025 and May 31, 2024, the president, CEO, and sole director was owed $41,912 and $33,380 in accrued interest on convertible notes, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of February 28, 2025 the balance of the note is $30,000, it is due on demand, and has an interest rate of 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of February 28, 2025 the balance of the note is $20,000, it is due on demand, and has an interest rate of 0%.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE RELATED PARTIES

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of February 28, 2025 the balance of the note is $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share. As of February 28, 2025 the balance of the note was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, which will be amortized over the term of the note. For the nine months ended February 28, 2025, $175,458 of note premium was recognized, and the balance of the note was $886,470 (inclusive of a $698,618 premium balance) as of February 28, 2025.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, which would be amortized over the term of the note. During the nine months ended February 28, 2025, $82,537 of note premium amortization was recognized, and the balance of the note was $541,052 (inclusive of a $439,292 premium balance) as of February 28, 2025.

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, the CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, which would be amortized over the term of the note. During the nine months ended February 28, 2025, $74,021 of note premium amortization was recognized, and the balance of the note was $663,745 (inclusive of a $477,656 premium balance).

As of February 28, 2025, the maturities of the long-term convertible notes are as follows:

Year ending	Amount
February 28, 2026	$-
February 28, 2027	135,000
February 28, 2028	187,852
February 28, 2029	101,760
February 28, 2030	186,089
Total	$610,701

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended February 28, 2025 and February 29, 2024, the interest expenses were $46,912 and $13,348, respectively.

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $297,229 based on a 12% discount rate and a $93,926 gain was recorded as a result of the extension. Following the extension the landlord offered a discount for the prepayment of the lease so in February 2024, the Company prepaid the lease with a convertible note payable (see Note 8) and the prepaid rental interest was recorded for $78,476. As of February 28, 2025, the balance of the ROU and prepaid rental interest was $230,186 and $43,765, respectively. During the nine months ended February 28, 2025 rental expense of $70,446 was recognized related to this lease.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date was February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use asset was $145,341 based on a 12% discount rate, and the lease liability and lease commitment was also the same amount. The monthly base rental payment is $5,000, with additional monthly direct costs of $350; with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock. As of February 28, 2025, the balance of the ROU was $50,563 and no monthly payments had been made on the lease, therefore the lease liability was $101,670. During the nine months ended February 28, 2025 rental expense of $44,139 was recognized related to this lease, of which $22,069 was allocated to cost of sales for the portion of the property that was subleased.

In January 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term was 37 months. In accordance with ASC 842 the Right-of-Use asset and lease liability was originally recorded for $104,472 based on a 12% discount rate. In February 2024, the Company extended the lease for almost three years and the new maturity date became December 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $148,735 based on a 12% discount rate and a $6,784 gain was recorded as a result of the extension. Following the extension, the landlord offered a discount for the prepayment of the lease and the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $48,001. As of February 28, 2025, the balance of the ROU and prepaid rental interest was $124,579 and $31,453, respectively. During the nine months ended February 28, 2025 rental expense of $30,528 was recognized related to this lease.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $176,213 based on a 12% discount rate. The landlord offered a discount for the prepayment of the lease so the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $58,973. As of February 28, 2025, the balance of the ROU and prepaid rental interest was $146,417 and $37,811 respectively. During the nine months ended February 28, 2025 rental expense of $35,277 was recognized related to this lease.

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

The total lease expenses for the nine months ended February 28, 2025 were $180,387, including $22,068 recorded as cost of sales and $158,319 recorded in general and administrative expenses in the statements of operations. The total

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

lease expenses for the nine months ended February 29, 2024 were $102,264, including $20,626 recorded as cost of sales and $81,639 in general and administrative expenses in the statements of operations.

The Company’s weighted average remaining lease term is 3.21 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of February 28, 2025	As of May 31, 2024
Assets
Right-of-Use	$551,745	$675,558

Liabilities
Lease liabilities - Short-term	$103,617	$125,157
Lease liabilities - Long-term	-	40,936
Total operating lease liabilities	$103,617	$166,093

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

As of February 28, 2025, the Company had 5,000,000 shares of Preferred A stock issued and outstanding.

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

As of February 28, 2025, the Company had 70,680,938 shares of common stock issued and outstanding.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events except the following:

During the period from March 1, 2025, to the date the financial statements were issued, the Company’s CEO advanced $10,000 to fund the Company’s operations.

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

Results of Operations for the three and nine months ended February 28, 2025 and February 29, 2024

Revenue and Cost of Sales

For the three and nine months ended February 28, 2025, the Company generated total revenue of $7,500 and $22,500, respectively, from renting. The cost of sales for the three and nine months ended February 28, 2025, were $7,356 and $22,068, respectively.

For the three and nine months ended February 29, 2024, the Company generated total revenue of $7,500 and $22,500, respectively. The cost of sales for the three and nine months ended February 29, 2024, were $6,877 and $20,616, respectively.

The revenue and costs for both periods were almost the same reflecting the rent revenue and cost of sales that were aligned with the sublease.

Operating Expenses

Total operating expenses for the three and nine months ended February 28, 2025, were $66,932 and $234,368, respectively. The operating expenses for the nine months ended February 28, 2025, included professional fees of $65,547; depreciation expense of $3,183 and general and administrative expenses of $165,638. The operating expenses for the three months ended February 28, 2025, included professional fees of $10,274; depreciation expense of $1,061 and general and administrative expenses of $55,597.

Total operating expenses for the three and nine months ended February 29, 2024, were $63,485 and $176,055, respectively. The operating expenses for the nine months ended February 29, 2024, included professional fees of $66,887; depreciation expense of $3,183 and general and administrative expenses of $105,985. The operating expenses for the three months ended February 29, 2024, included professional fees of $12,887; depreciation expense of $1,061 and general and administrative expenses of $49,537.

The increase in operating expenses is related to the increase of the rental expenses as more rental properties were leased by the Company in January and February of 2024.

Other Income (Expense)

The total other income (expense) for the three months ended February 28, 2025 and February 29, 2024 were $96,303 and $(5,113), respectively. The other expenses for the three months ended February 28, 2025, contained interest expense - related party of $15,943, and the gain of $112,246 on the amortization of debt premium, while for the three months ended February 29, 2024, the other expenses contained only interest expense - related party of $5,113. The significant increase in other income is due to the gain on the amortization of the debt premium.

The total other income (expense) for the nine months ended February 28, 2025 and February 29, 2024 were $(266,573) and $(13,348), respectively. The other expenses for the nine months ended February 28, 2025, contained interest expense - related party of $46,912, loss of $551,677 on the settlement of debt, gain of $332,016 on the amortization of debt premium, while for the nine months ended February 29, 2024, the other expenses contained only interest expense - related party of $13,348. The significant increase in other expenses is due to the loss on settlement of debt resulting from the convertible note paying for the unpaid rent, related party advances and unpaid interest owed to the related party.

Net income (Loss)

The net income (loss) for the three months ended February 28, 2025 and February 29, 2024 was $29,515 and $(67,974), respectively. The net income (loss) for the nine months ended February 28, 2025 and February 29, 2024 was $(500,509) and $(187,528), respectively.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2025, the Company had cash of $50. Furthermore, the Company had a working capital deficit of $193,246.

During the nine months ended February 28, 2025, the Company used $35,912 of cash in operating activities due to its net loss of $500,509 plus its amortization of debt premium of $332,016; offset by depreciation of $3,183, lease cost (net) of $130,887, loss on settlement of debt of $551,677, decrease in prepaid expenses of $50,008, an increase in accounts payable of $18,946 and an increase in accrued interest - related party of $41,912.

During the nine months ended February 29, 2024, the Company used $45,231 of cash in operating activities due to its net loss of $187,528; offset by depreciation of $3,183, stock payment for services of $20,000, lease cost (net) of $102,264, decrease in prepaid expenses of $4,500, decrease in accounts payable of $998, and an increase in accrued interest - related party of $13,348.

During the nine months ended February 28, 2025 and February 29, 2024 the Company did not have cash in investing activities.

During the nine months ended February 28, 2025, the Company generated $7,400 of cash in financing activities, which came for advances of $22,400 from a related party offset by repayments of $15,000 to a related party.

During the nine months ended February 29, 2024, the Company generated $45,076 of cash in financing activities, which came from advances of $25,076 from the related party and $20,000 proceeds from the issuance of common stock.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended February 28, 2025, that are of significance or potential significance to the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2025.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant in the capacities and on the date indicated.

April 17, 2025

By: /s/ Scott McAlister

Name Scott McAlister

Chief Executive Officer, Chief Financial Offer (principal accounting officer)