Form 10-K
period 2025-05-31
CANNABIS SUISSE CORP.
filed 2025-09-12
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of November 30, 2024, was $7,862,930.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,680,938 common stock shares issued and outstanding as of September 12, 2025.

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

Risks Related to our Common Stock

Voting Control is Held by One Stockholder. Our sole Director and CEO holds a majority of the voting stock of the Company. As a result, he will be able to control the election of directors to our Board of Directors and our business and affairs, including any determination with respect to mergers or other business combinations, the acquisition or disposition of any assets, the incurrence of additional indebtedness, the issuance of additional shares of our common and preferred stock or any other equity securities, the recapitalization, repurchase or redemption of our common stock and the payments of any dividends. Our CEO, or his affiliated entities, hold convertible promissory notes which enable him to convert all or part of the principal and accrued interest into common stock. In total, the principal amounts of the notes would convert into 125,157,612 shares of our common stock as of May 31, 2025. The notes do not provide for any adjustment in the event of a recapitalization of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk

The Company has very limited operations, consisting primarily of compliance activities as a public company and minimal real estate rental revenue. The Company has no employees, does not maintain its own bank accounts, and its activities are managed by the Chief Executive Officer with the assistance of outside legal and accounting professionals. The Company does not maintain significant information technology systems, customer data, or proprietary digital assets.

Given the limited nature of its operations and reliance on third-party service providers for professional services, the Company has concluded that it is not materially exposed to cybersecurity threats. To date, the Company has not experienced, nor does it anticipate, any cybersecurity incidents that would materially affect its business, financial condition, or results of operations.

The Board of Directors is responsible for oversight of the Company’s cybersecurity risk. In fulfilling this role, the Board receives updates from the Chief Executive Officer, who, with the assistance of external legal and accounting professionals, monitors any potential cybersecurity matters and reports to the Board as necessary.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on September 11, 2025, was $0.01 Set forth below is the high and low bid information of our common stock for each quarter for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markup. Mark-down or commissions and may not represent actual transactions.

FY 2024	High	Low
Quarter ended August 31	$0.07	$0.02
Quarter ended November 30	$0.03	$0.01
Quarter ended February 29	$0.02	$0.01
Quarter ended May 31	$0.02	$0.02

FY 2025	High	Low
Quarter ended August 31	$0.02	$0.01
Quarter ended November 30	$0.02	$0.004
Quarter ended February 28	$0.02	$0.01
Quarter ended May 31	$0.02	$0.008

Number of Holders

As of September 12, 2025, there were a total of 24 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2025 and 2024. We do not expect to pay any dividends in the near future.

Authorized Capital Stock

As of September 12, 2025 the Company has 1,000,000,000 shares of common stock, $0.001 par value, and 20,000,000 shares of preferred stock, $0.001 par value, authorized, and 5,000,000 shares of Series A preferred stock authorized.

Other Stockholder Matters

None.

Sale of Unregistered Securities

None.

Item 6. Climate-Related Disclosure.

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Since June 2022, the Company has focused its efforts on real estate operations. We have no involvement in any aspect of the cannabis industry. In February 2023, we leased a commercial building from a company controlled by our CEO and subleased a portion of the building to a third party. The term of the sublease was one year and the annual rent was $30,000.  Effective March of 2024, the sublease became a month-to-month lease for $2,500 per month. The sub-lease was terminated on February 28, 2025.

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

Results of Operations for the years ended May 31, 2025 and 2024

Revenue and Cost of Sales

For the year ended May 31, 2025, the Company generated total revenue of $22,500 from renting. The cost of sales for the year ended May 31, 2025, was $22,068.

For the year ended May 31, 2024, the Company generated total revenue of $30,000 from renting. The cost of sales for the year ended May 31, 2024, was $30,067.

The decrease in revenues and cost of sale is due to the termination of the sub-lease in February 2025. In other words, there were twelve months’ revenue for the year ended May 31, 2024, but nine months’ revenue for the year ended May 31, 2025.

Operating Expenses

Total operating expenses for the year ended May 31, 2025, were $288,445. The operating expenses for the year ended May 31, 2025, included professional fees of $55,547; depreciation expense of $4,244 and general and administrative expenses of $228,654.

Total operating expenses for the year ended May 31, 2024, were $256,870. The operating expenses for the year ended May 31, 2024, included professional fees of $77,940; depreciation expense of $4,244 and general and administrative expenses of $174,686.

The increase in operating expenses is related to the increase of the rental expenses due to additional leases signed later during the year ended May 31, 2024.

Other Income (Expense)

The total other income (expense) for the years ended May 31, 2025 and 2024 were $(168,129) and $(929,676), respectively. The other expenses for the year ended May 31, 2025, contained interest expenses of $63,208, loss of $551,677 on the settlement of debt, and amortization of debt premium of $446,756, while for the year ended May 31, 2024, the other expenses contained interest expenses of $26,802, loss of $1,737,341 on the settlement of debt, gain of $100,710 on lease extension, and amortization of debt premium of $733,757. The significant decrease in other expenses is due to the loss on settlement of debt resulting from the Company prepaying for its lease liabilities with convertible notes that were recorded at their fair value, which were recorded at a premium, during the year ended May 31, 2024.

Net Loss

The net loss for the years ended May 31, 2025 and 2024 was $456,142 and $1,186,613, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2025, the Company had cash of $2,850. Furthermore, the Company had a working capital deficit of $218,679 and $184,547 on May 31, 2025 and 2024, respectively.

During the year ended May 31, 2025, the Company used $45,112 of cash in operating activities due to its net loss of $456,142 plus its amortization of debt premium of $446,756; offset by depreciation of $4,244, lease cost, net of repayments of $176,285, loss on settlement of debt of $551,677, decrease in prepaid expenses of $63,900, and an increase in accrued interest – related parties and accounts payables of $58,208 and $3,472, respectively.

During the year ended May 31, 2024, the Company used $45,637 of cash in operating activities due to its net loss of $1,186,613 plus its gain on lease extension of $100,710, its amortization of debt premium of $733,757, and a decrease in accounts payable of $4,217; offset by stock issued for services of $20,000, depreciation of $4,244, lease cost, net of repayments of $169,214, loss on settlement of debt of $1,737,341, decrease in prepaid expenses of $22,059, and an increase in accrued interest – related parties of $26,802.

During the years ended May 31, 2025 and 2024 the Company did not have cash in investing activities.

During the year ended May 31, 2025, the Company generated $19,400 of cash in financing activities, which came from advances from related parties of $34,400, offset by repayments of related party advances of $15,000.

During the year ended May 31, 2024, the Company generated $74,000 of cash in financing activities, which came from advances from related parties of $76,500 and proceeds from stock issuance of $20,000, offset by repayments of related party advances of $22,500.

In its audited financial statements as of May 31, 2025, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sources for cash at this time are investments by others, loans and advances from our CEO who is our sole director, and very limited revenue from renting. We must raise cash to implement our plan and stay in business.

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

For the years ended May 31, 2025 and 2024, the Company recognized rent revenue of $22,500 and $30,000, respectively, from its lease agreements.

Recent Accounting Pronouncements

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended May 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures: however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CANNABIS SUISSE CORP.

FINANCIAL STATEMENTS

Years Ended May 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannabis Suisse Corp. as of May 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Cannabis Suisse Corp. as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Cannabis Suisse Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Cannabis Suisse Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

Mac Accounting Group & CPAs, LLP PCAOB 6258

We have served as Cannabis Suisse Corp.’s auditor since 2024.

Midvale, Utah

September ___, 2025

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2025	May 31, 2024
		(Restated)
ASSETS
Current Assets
Cash in Escrow Account	$2,850	$28,562
Prepaid Expenses	103,991	167,891
Total Current Assets	106,841	196,453

Property and Equipment, net	20,368	24,612
Operating Leases Right of Use Assets	507,866	675,558

TOTAL ASSETS	$635,075	$896,623

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$7,775	$4,304
Accrued Interest - Related Parties	58,208	33,380
Advances From Related Parties	19,400	83,159
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Party	85,000	85,000
Operating Lease Liabilities - Short-term	105,137	125,157
Total Current Liabilities	325,520	381,000

Convertible Note Payable - Related Party	2,111,527	1,820,517
Operating Lease Liabilities - Long-term	-	40,936
Total Liabilities	2,437,047	2,242,453

Commitments and Contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, 0 and 5,000,000 shares issued and outstanding as of May 31, 2025 and 2024, respectively	-	5,000
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of May 31, 2025 and 2024, respectively	5,000	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 70,680,938 shares issued and outstanding as of May 31, 2025, and 2024	70,681	70,681
Additional Paid-In-Capital	1,179,393	1,179,393
Accumulated Deficit	(3,057,046)	(2,600,904)
Total Stockholders’ Deficit	(1,801,972)	(1,345,830)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$635,075	$896,623

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2025	2024
		(Restated)
REVENUES
Rental income	$22,500	$30,000
Cost of goods sold	22,068	30,067
Gross Profit	432	(67)

OPERATING EXPENSES
Professional fees	55,547	77,940
Depreciation	4,244	4,244
General and administrative expenses	228,654	174,686
TOTAL OPERATING EXPENSES	288,445	256,870

OPERATING LOSS	(288,013)	(256,937)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	(551,677)	(1,737,341)
Gain on lease extension	-	100,710
Amortization of debt premium	446,756	733,757
Interest expense	(63,208)	(26,802)
TOTAL OTHER INCOME (EXPENSE)	(168,129)	(929,676)

LOSS BEFORE INCOME TAXES	(456,142)	(1,186,613)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(456,142)	$(1,186,613)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	70,680,938	47,316,823

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation		Accumulated Deficit		Total Stockholders’ Deficit

Balance, May 31, 2023	-	$-	5,000,000	$5,000	44,254,938	$44,255	$1,055,589		$(20,000)		$(1,414,291)	$(329,447)

Cash for common stock	-	-	-	-	2,000,000	2,000	18,000	-	-	-	-	20,000
Debt conversion to stock	-	-	-	-	23,976,000	23,976	95,904		-		-	119,880
Issuance of common stock for settlement of accounts payable	-	-	-	-	450,000	450	9,900		-		-	10,350
Net loss	-	-	-	-	-	-	-		-		(1,186,613)	(1,186,613)
Balance, May 31, 2024	-	-	5,000,000	5,000	70,680,938	70,681	1,179,393		-		(2,600,904)	(1,345,830)

Issuance of Series A Preferred Stock to replace previously issued preferred stock	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-		-		-	-
Net loss	-	-	-	-	-	-	-		-		(456,142)	(456,142)
Balance, May 31, 2025	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393		$-		$(3,057,046)	$(1,801,972)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2025	2024
		(Restated)
OPERATING ACTIVITIES
Net loss	$(456,142)	$(1,186,613)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	-	20,000
Depreciation	4,244	4,244
Lease cost, net of repayments	176,285	169,214
Loss on settlement of debt	551,677	1,737,341
Gain on lease extension	-	(100,710)
Amortization of debt premium	(446,756)	(733,757)
Changes in assets and liabilities:
Prepaid expenses	63,900	22,059
Accounts payable	3,472	(4,217)
Accrued interest - related parties	58,208	26,802
Net cash used in Operating Activities	(45,112)	(45,637)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	34,400	76,500
Repayments of related party advances	(15,000)	(22,500)
Proceeds from issuance of stock	-	20,000
Net cash provided by Financing Activities	19,400	74,000

Net cash increase (decrease) for period	(25,712)	28,363
Cash at beginning of period	28,562	199
Cash at end of period	$2,850	$28,562

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$5,000	$-

Noncash Investing and Financing Information
Promissory note in exchange for payables – related party	$186,089	$-
Stock issued to settle accounts payable	$-	$2,250
Increase in ROU asset and lease liability for lease extension	$-	$179,934
Recognition of ROU asset and lease liability at lease commencement	$-	$280,684
Lease liability extinguished with convertible note payable - related party	$-	$622,176
Stock issued for conversion of convertible note payable - related party and accrued interest - related party	$-	$119,880

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2025 and 2024. The Company had cash in an escrow account of $2,850 and $28,562 as of May 31, 2025 and 2024.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the years ended May 31, 2025 and 2024, the Company recognized an impairment of long-lived assets in the amount of $0.

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

For the years ended May 31, 2025 and 2024, the Company had only one lease arrangement with a single customer and recognized rent revenue of $22,500 and $30,000, respectively.

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

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2025 and 2024, potentially dilutive debt or equity instruments issued or outstanding included 130,157,612 and 85,539,731 shares, respectively, that could be issued upon the conversion of the Company’s convertible notes payable and accrued interest. These potentially dilutive shares were excluded from the dilutive loss per share calculation because their effect would have been anti-dilutive, therefore basic and diluted net loss per share were the same for those periods.

Segment Reporting

The Company operates in a single operating and reportable segment. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker and allocates resources and assesses performance based on the net income (loss) reported on the income statement and based on the total assets reported on the balance sheet.

The Company’s operations are currently limited and conducted in one geographical area with all of the Company’s revenues being derived from the Company’s single segment and substantially all of the Company’s assets located in the same jurisdiction in the United States.

Recent Accounting Pronouncements

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended May 31, 2025. The amendment only impacted disclosures and did not have an impact on the Company’s financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures: however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and recurring losses as of May 31, 2025. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and will rely on related party funding in the meantime. In light of management’s efforts, there are

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	May 31, 2025	May 31, 2024
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(12,732)	(8,488)
Net property and equipment	$20,368	$24,612

For the years ended May 31, 2025 and 2024, the Company recognized depreciation expense in the amount of $4,244.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2025, the president, CEO, and sole director advanced to the Company $34,400, received repayments of $15,000. In June of 2024, the Company issued a convertible note of $186,089 to Scott McAlister, the Company’s CEO, to pay off unpaid rent of $69,550, advance of $83,159, and unpaid interest of $33,380 that the Company owed to Scott McAlister and/or his affiliated entities. See Note 8 for terms and conditions.

During the year ended May 31, 2024, the president, CEO, and sole director advanced to the Company $76,500 and received repayments of $22,500. In February of 2024 the Company entered into notes payable with three different related parties. See Note 8 for details of these transactions.

The Company has leases with related parties. See Note 9 for terms, conditions, and amounts.

As of May 31, 2025 and 2024, the balances of advances from related parties were $19,400 and $83,159, respectively.

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

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to our CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the proper state filing to include the certificate of rights and preferences was not for the original issuance.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2025 the balance of the note is $30,000, it is due on demand, and has an interest rate of 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2025 the balance of the note is $20,000, it is due on demand, and has an interest rate of 0%.

NOTE 8 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of May 31, 2025 and 2024 the balance of the note was $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share. As of May 31, 2025 and 2024 the balance of the note was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $234,587 and $64,913 recognized during the years ended May 31, 2025 and 2024, respectively, and the balances of the note were $827,341 and $1,061,928 (inclusive of a premium balance of $639,489 and $874,076) as of May 31, 2025 and 2024, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $110,352 and $30,536 recognized during the years ended May 31, 2025 and 2024, respectively, and the balances of the note were $513,237 and $623,589 (inclusive of a premium balance of $411,477 and $521,829) as of May 31, 2025 and 2024, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, the CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, which would be amortized over the term of the note. During the year ended May 31, 2025, $101,801 of note premium amortization was recognized, and the balance of the note was $635,965 (inclusive of a $449,876 premium balance).

As of May 31, 2025, the maturities of the long-term convertible notes are as follows:

Year ending	Amount
May 31, 2026	$-
May 31, 2027	135,000
May 31, 2028	187,852
May 31, 2029	101,760
May 31, 2030	186,089

Total	$610,701

For the years ended May 31, 2025 and 2024, the interest expenses were $63,208 and $26,802, respectively.

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $297,229 based on a 12% discount rate and a $93,926 gain was recorded as a result of the extension. Following the extension the landlord offered a discount for the prepayment of the lease so in February 2024, the Company prepaid the lease with a convertible note payable (see Note 8) and the prepaid rental interest was recorded for $78,476. As of May 31, 2025, the balance of the ROU and prepaid rental interest was $213,444 and $37,026, respectively. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $277,516 and $66,880, respectively. During the years ended May 31, 2025 and 2024 rental expense of $93,926 and $99,360 were recognized, respectively, related to this lease.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date was February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use asset was $145,341 based on a 12% discount rate, and the lease liability and lease commitment was also the same amount. The monthly base rental payment is $5,000, with additional monthly direct costs of $350, with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock. As of May 31, 2025, the balance of the ROU was $37,370 and no monthly payments had been made on the lease, therefore the lease liability was $105,136. As of May 31, 2024, the balance of the ROU was $87,627 and no monthly payments had been made on the lease, therefore the lease liability was $166,094. During the years ended May 31, 2025 and 2024 rental expenses of $58,850 and $60,133 were recognized, respectively, related to this lease, of which $22,068 and $30,067 were allocated to cost of sales for the portion of the property that was subleased.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

In January 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term was 37 months. In accordance with ASC 842 the Right-of-Use asset and lease liability was originally recorded for $104,472 based on a 12% discount rate. In February 2024, the Company extended the lease for almost three years and the new maturity date became December 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $148,735 based on a 12% discount rate and a $6,784 gain was recorded as a result of the extension. Following the extension, the landlord offered a discount for the prepayment of the lease and the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $48,001. As of May 31, 2025, the balances of the ROU and prepaid rental interest was $118,076 and $27,780, respectively. As of May 31, and 2024, the balances of the ROU and prepaid rental interest was $142,963 and $27,780, respectively. During the years ended May 31, 2025 and 2024 rental expenses of $40,704 and $16,960 was recognized, respectively, related to this lease.

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $176,213 based on a 12% discount rate. The landlord offered a discount for the prepayment of the lease so the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $58,973. As of May 31, 2025, the balance of the ROU and prepaid rental interest was $138,977 and $33,493, respectively. As of May 31, 2024, the balance of the ROU and prepaid rental interest was $167,462 and $52,054, respectively. During the years ended May 31, 2025 and 2024 rental expense of $47,037 and $15,679 were recognized related to this lease.

In February 2023, the Company signed a sub-lease as the lessor to rent a portion of the property at 2652 Blanding Blvd to a third-party private company. The monthly rent was $2,500 which was to bring rental revenue of $30,000 annually. The term of the sub-lease was one year from February 2023 to February 2025 and the subtenant was not entitled to exercise any options to extend or renew the term of the lease. The sub-lease was terminated on February 28, 2025.

The total lease expenses for the year ended May 31, 2025, were $240,516, including $22,068 recorded as cost of sales and $218,448 recorded in general and administrative expenses in the statements of operations. The total lease expenses for the year ended May 31, 2024 were $192,132, including $30,067 recorded as cost of sales and $162,065 recorded in general and administrative expenses in the statements of operations.

The Company’s weighted average remaining lease term is 3.01 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of May 31, 2025	As of May 31, 2024
Assets
Right-of-Use	$507,866	$675,558

Liabilities
Lease liabilities - Short-term	$105,137	$125,157
Lease liabilities - Long-term	-	40,936
Total operating lease liabilities	$105,137	$166,093

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

Effective June 3, 2024, the Company amended their articles of incorporation to increase their authorized shares of preferred stock to 50,000,000 with a par value of $0.001.

On March 17, 2021, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 preferred shares with voting rights of 1 to 10 shall be issued to Suneetha Nandana Silva Sudusinghe in exchange for 5,000,000 common shares that Suneetha Nandana Silva Sudusinghe owned previously. The 5,000,000 preferred shares were

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to our CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the proper state filing to include the certificate of rights and preferences was not for the original issuance.

As of May 31, 2025, the Company had 5,000,000 shares of Series A Preferred stock issued and outstanding.

Common Stock

Effective June 3, 2024 the Company amended their articles of incorporation to increase their authorized shares of common stock to 1,000,000,000 with a par value of $0.001.

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

As of May 31, 2025, the Company had 70,680,938 shares of common stock issued and outstanding.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2025 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at May 31, 2025. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at May 31, 2025 was $372,779. The net change in valuation allowance for the years ended May 31, 2025 and 2024 was $59,310. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2025 and 2024. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $1,406,712 at May 31, 2025. According to current tax laws, the losses prior to 2018 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company had losses of $43,526 prior to 2018 which can carryforward through fiscal year 2036. The losses of $1,363,186 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the federal statutory rate of 21% plus the state statutory rate of 5.5% to the income tax amount recorded as of May 31, 2025 and 2024 is as follows:

	May 31, 2025	May 31, 2024
Net operating loss carryforward	$(1,406,712)	$(1,182,900)
Effective tax rate	26.5%	26.5%
Deferred tax asset	372,779	313,469
Less: Valuation allowance	(372,779)	(313,469)
Net deferred asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended May 31, 2025 due to the following:

Book loss	$(120,878)	26.50%
Unpaid interest to shareholder	16,750	(3.52)%
Unpaid rent to shareholder	17,013	(3.57)%
Loss on settlement of debt	146,194	(30.70)%
Amortization of debt premium	(118,390)	24.86%
Valuation allowance	59,311	(13.57)%
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
	$-

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events except for the following:

In June and July 2025, the Company’s CEO funded $9,000 for the Company’s operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Scott McAlister	44	Director, CEO/CFO

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

Insider Trading Arrangements and Policies

During the year ended May 31, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

The Company has not adopted insider trading policies and procedures  as there is only one officer and director.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the years ended May 31, 2025 and 2024 for our executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers and directors.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Scott W. McAlister CEO, CFO	2025	$-	$-	$-	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Scott McAlister	161,533,612 (1)	51%

(1)Represents 36,376,000 shares of common stock plus 125,157,612 shares of common stock obtainable through the conversion of five different promissory notes held by Mr. McAlister or companies owned by Mr. McAlister, whereby the Holder has the right to convert all or part of the note and its accrued interest at either $0.04 or $0.005 per share based on terms of the agreements.

Item 13. Certain Relationships and Related Transactions

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of May 31, 2025 and 2024 the balance of the note was $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share. As of May 31, 2025 and 2024 the balance of the note was $135,000.

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC for the prepayment of the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $234,587 and $64,913 recognized during the years ended May 31, 2025 and 2024, respectively, and the balance of the note was $827,341 and $1,061,928 (inclusive of a premium balance of $639,489 and $874,076) as of May 31, 2025 and 2024, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $110,352 and $30,536 recognized during the years ended May 31, 2025 and 2024, respectively, and the balances of the note were $513,237 and $623,589 (inclusive of a premium balance of $411,477 and $521,829) as of May 31, 2025 and 2024, respectively.

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

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, the CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, which would be amortized over the term of the note. During the year ended May 31, 2025, $101,800 of note premium amortization was recognized, and the balance of the note was $635,965 (inclusive of a $449,876 premium balance).

During the year ended May 31, 2024, our CEO and sole director advanced to the Company $34,400 and received repayments of $15,000. During the year ended May 31, 2024, our CEO and sole director advanced to the Company $76,500 and received repayments of $22,500. As of May 31, 2024 and 2024, the balances of advances from related parties were $19,400 and $83,159, respectively.

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

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to our CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the proper state filing to include the certificate of rights and preferences was not for the original issuance.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended May 31, 2025 and 2024, we incurred $27,000 and $19,000, respectively, in fees to our principal independent accountants Mac Accounting Group & CPAs, LLP for professional services rendered in connection with the annual audit and quarterly reviews.

For the fiscal years ended May 31, 2025, and 2024 we incurred no audited related fees, tax related fees, or other fees from our principal independent accountants.

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

(3)Financial Statement Schedules

See exhibits listed under Part (b) below.

(b)Exhibits

Exhibit
Number	Exhibit Description

3(i)*	Articles of Incorporation, as amended
3(ii)**	ByLaws, as amended
23.1	Consent of Auditors
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed as exhibits to Registration Statement on Form S-1 filed August 9, 2016.

** Previously filed as exhibits to Registration Statement on Form S-1/A filed September 21, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS SUISSE CORP.
(Registrant)

September 12, 2025	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 12, 2025	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer