Form 10-K/A
period 2025-05-31
CANNABIS SUISSE CORP.
filed 2025-09-15
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On September 12, 2025, we filed our Annual Report on Form 10-K for the fiscal year ended May 31, 2025. The date of the Report of Independent Registered Public Accounting Firm, set forth on page 8, was inadvertently omitted. This Amendment No.1 is being filed solely to update the report and date of such. No other changes were made.

Item 8. Financial Statements and Supplementary Data

The Report of The Independent Registered Public Accounting Firm replaces the Report set forth on page 8 of the original filing.

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

September 12, 2025

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS SUISSE CORP.
(Registrant)

September 15, 2025	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 15, 2025	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer