Form 10-Q
period 2025-08-31
CANNABIS SUISSE CORP.
filed 2025-10-10
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

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

As of October 9, 2025 there were 70,680,938 shares outstanding of the registrant’s common stock.

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

CANNABIS SUISSE CORP.

CONDENSED BALANCE SHEETS

	August 31, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$305	$2,850
Prepaid Expenses	88,115	103,991
Total Current Assets	88,420	106,841

Property and Equipment, net	19,307	20,368
Operating Leases Right of Use Assets	462,617	507,866

TOTAL ASSETS	$570,344	$635,075

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$17,500	$7,775
Accrued Interest - Related Parties	74,505	58,208
Advances From Related Parties	28,400	19,400
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Party	85,000	85,000
Operating Lease Liabilities - Short-term	106,216	105,137
Total Current Liabilities	361,621	325,520

Convertible Note Payable - Related Party	1,996,788	2,111,527
Total Liabilities	2,358,409	2,437,047

Commitments and Contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, 0 shares issued and outstanding as of August 31, 2025 and May 31, 2025	-	-
Preferred Series A stock, par value $0.001; 5,000,000 shares authorized, 5,000,000 issued and outstanding as of August 31, 2025 and May 31, 2025	5,000	5,000
Common stock, par value $0.001; 1,000,000,000 shares authorized, 70,680,938 shares issued and outstanding as of August 31, 2025 and May 31, 2025	70,681	70,681
Additional Paid-In-Capital	1,179,393	1,179,393
Accumulated Deficit	(3,043,139)	(3,057,046)
Total Stockholders’ Deficit	(1,788,065)	(1,801,972)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$570,344	$635,075

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31,
	2025	2024

REVENUES
Rental income	$-	$7,500
Cost of goods sold	-	7,356
Gross Profit	-	144

OPERATING EXPENSES
Professional fees	21,000	19,079
Depreciation	1,061	1,061
General and administrative expenses	62,474	54,843
TOTAL OPERATING EXPENSES	84,535	74,983

OPERATING LOSS	(84,535)	(74,839)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	-	(551,677)
Amortization of debt premium	114,739	106,279
Interest expense - related party	(16,297)	(14,849)
TOTAL OTHER INCOME (EXPENSE)	98,442	(460,247)

INCOME (LOSS) BEFORE INCOME TAXES	13,907	(535,086)

PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$13,907	$(535,086)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	70,680,938	70,680,938

NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	203,498,313	70,680,938

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended August 31, 2024 and 2025

(Unaudited)

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2024	-	$-	5,000,000	$5,000	70,680,938	$70,681	$1,179,393	$(2,600,904)	$(1,345,830)

Issuance of Series A Preferred Stock to replace previously issued preferred stock	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(535,086)	(535,086)
Balance, August 31, 2024	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(3,135,990)	$(1,880,916)

Balance, May 31, 2025	5,000,000	5,000	-	-	70,680,938	70,681	1,179,393	(3,057,046)	(1,801,972)

Net income	-	-	-	-	-	-	-	13,907	13,907
Balance, August 31, 2025	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(3,043,139)	$(1,788,065)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$13,907	$(535,086)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,061	1,061
Lease cost, net of repayments	46,328	42,770
Loss on settlement of debt	-	551,677
Amortization of debt premium	(114,739)	(106,279)
Changes in assets and liabilities:
Prepaid expenses	15,876	18,889
Accounts payable	9,725	6,799
Accrued interest - related parties	16,297	14,849
Net cash used in Operating Activities	(11,545)	(5,320)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	9,000	7,500
Repayments to related parties	-	(5,000)
Net cash provided by Financing Activities	9,000	2,500

Net cash increase (decrease) for period	(2,545)	(2,820)
Cash at beginning of period	2,850	28,562
Cash at end of period	$305	$25,742

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Information
Related party liabilities extinguished with convertible note payable – related party	$-	$186,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (“Company”) was incorporated in the State of Nevada on February 26, 2016. The Company started its real estate business, and in February 2023, the Company leased two properties from companies owned by the CEO and one of them was being subleased out for rental revenue. In February 2024, the Company leased two additional pieces of real properties from companies owned by the CEO for future expansion. See the details of the terms and conditions in Note 9.

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2025 are not necessarily indicative of the results to be expected for the year ending May 31, 2026.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2025 and May 31, 2025. The Company had cash in an escrow account of $305 and $2,850 as of August 31, 2025 and May 31, 2025, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

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

During the three months ended August 31, 2025 and 2024, the Company recognized an impairment of long-lived assets in the amount of $0.

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

For each of the three months ended August 31, 2025 and 2024, the Company had only one lease arrangement with a single customer and recognized rent revenue of $0 and $7,500, respectively.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2024, potentially dilutive debt or equity instruments issued or outstanding included 122,760,589 shares that could have been issued upon the conversion of the Company’s convertible notes payable and accrued interest. These potentially dilutive shares were excluded from the dilutive loss per share calculation because their effect would have been anti-dilutive, therefore basic and diluted net loss per share were the same for that period.

The following table illustrates the computation of diluted earnings per share as of August 31, 2025:

Net income	$13,907
Add: Interest expense on convertible debt	16,297
Net income available to common shareholders (numerator)	$30,204

Basic weighted average number of common shares outstanding	70,680,938
Dilutive impact of convertible notes and accrued interest	132,817,375
Diluted weighted average number of common shares outstanding (numerator)	203,498,313

Diluted income per common share	$0.00

Segment Reporting

The Company operates in a single operating and reportable segment. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker and allocates resources and assesses performance based on the net income (loss) reported on the income statement and based on the total assets reported on the balance sheet.

The Company’s operations are currently limited and conducted in one geographical area. All of the Company’s revenues are derived from this single segment, and substantially all of the Company’s assets are located in the same jurisdiction in the United States.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and accumulated deficit of $3,043,139 as of August 31, 2025. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	August 31, 2025	May 31, 2025
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(13,793)	(12,732)
Net property and equipment	$19,307	$20,368

For the three months ended August 31, 2025 and 2024, the Company recognized depreciation expense in the amount of $1,061.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2025, the president, CEO, and sole director advanced to the Company $9,000. During the three months ended August 31, 2024, the president, CEO, and sole director advanced to the Company $7,500, was repaid $5,000 and $83,159 of advances was settled with a convertible note agreement, see Note 8. As of August 31, 2025 and May 31, 2025, the balances due the related party were $28,400 and $19,400, respectively.

The Company has convertible notes with related parties. See Note 8 for terms and conditions.

The Company has leases with related parties. See Note 9 for terms, conditions, and amounts.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of August 31, 2025 the balance of the note is $30,000, it is due on demand, and has an interest rate of 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of August 31, 2025 the balance of the note is $20,000, it is due on demand, and has an interest rate of 0%.

NOTE 8 - CONVERTIBLE NOTES PAYABLE RELATED PARTIES

In May 2022, Alain Parrik assigned his convertible note of $85,000 the Company owed him to Okie LLC. According to the note terms and conditions, the note can be converted to shares at a fixed price of $0.005 per share. In November 2022, Okie LLC assigned the convertible note to Scott McAlister for consideration. As of August 31, 2025 the balance of the note is $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal of $135,000 to the Company’s CEO for funds he has advanced the Company for expenses. The Note has a term of four years, the interest rate is 12% and the conversion price is $0.04 per share. As of August 31, 2025 the balance of the note was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company owned by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, which will be amortized over the term of the note. For the three months ended August 31, 2025, $59,129 of note premium was recognized, and the balance of the note was $768,196 (inclusive of a $580,344 premium balance) as of August 31, 2025.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company owned by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, which would be amortized over the term of the note. During the three months ended August 31, 2025, $27,815 of note premium amortization was recognized, and the balance of the note was $485,422 (inclusive of a $383,662 premium balance) as of August 31, 2025.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, CEO, to pay off unpaid rent of $69,550, advances of $83,159 and unpaid interest of $33,380 that the Company owned to Scott McAlister and/or his affiliated entities. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, recognized as a loss on settlement of debt, with amortization of $27,795 recognized during the three months ended August 31, 2025.  As of August 31, 2025 the balance of the note was $608,170 (inclusive of a premium balance of $422,081).

As of August 31, 2025, the maturities of the long-term convertible notes are as follows:

Year ending	Amount
August 31, 2026	$-
August 31, 2027	135,000
August 31, 2028	187,852
August 31, 2029	287,849
August 31, 2030	-
Total	$610,701

For the three months ended August 31, 2025 and 2024, the interest expenses were $16,297 and $14,849, respectively. As of August 31, 2025 and May 31, 2025, accrued interest - related parties was $74,505 and $58,208, respectively on convertible notes payable with related parties.

NOTE 9 - LEASES WITH RELATED PARTIES AND THIRD-PARTIES

In February 2023, the Company signed a lease to rent the office at 10 Newnan Street, Jacksonville, FL 32202, with 10 N Newnan LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2023 and the lease term was thirty-six months. In February 2024, the Company extended the lease for an additional two years and the new maturity date became January 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $297,229 based on a 12% discount rate and a $93,926 gain was recorded as a result of the extension. Following the extension the landlord offered a discount for the prepayment of the lease so in February 2024, the Company prepaid the lease with a convertible note payable (see Note 8) and the prepaid rental interest was recorded for $78,476. As of August 31, 2025, the balance of the ROU and prepaid rental interest was $196,194 and $30,794, respectively. During the three months ended August 31, 2025 rental expense of $23,482 was recognized related to this lease.

In February 2023, the Company signed a lease to rent the property at 2652 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd., LLC, a related party owned by our CEO. The lease commencement date was February 1, 2023 and the lease term is thirty-six months. Based on the criteria and according to ASC 842, the Right-of-Use asset was $145,341 based on a 12% discount rate, and the lease liability and lease commitment was also the same amount. The monthly base rental payment is $5,000, with additional monthly direct costs of $350, with incentives of free-rent for the first three months, and the Company has the option to pay all or a portion of the rent in shares of its common stock. As of August 31, 2025, the balance of the ROU was $23,737 and no monthly payments had been made on the lease, therefore the lease liability was $106,216. During the three months ended August 31, 2025, rental expenses of $14,713 was recognized related to this lease.

In January 2024, the Company signed a lease to rent the property at 1268 Church Street, Jacksonville, FL 32202, with 1268 Church Street LLC, a related party owned by the Company’s CEO. The lease commencement date was January 1, 2024 and the lease term was 37 months. In accordance with ASC 842 the Right-of-Use asset and lease liability was originally recorded for $104,472 based on a 12% discount rate. In February 2024, the Company extended the lease for almost three years and the new maturity date became December 31, 2028.  In accordance with ASC 842, the Right-of-Use asset (ROU) and lease liability was remeasured at the modification date to be $148,735 based on a 12% discount rate and a $6,784 gain was recorded as a result of the extension. Following the extension, the landlord offered a discount for the prepayment of the lease and the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $48,001. As of August 31, 2025, the balances of the ROU and prepaid rental interest was $111,375 and $24,305, respectively. During the three months ended August 31, 2025 rental expense of $10,176 was recognized related to this lease.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In February 2024, the Company signed a lease to rent the property at 2502 Blanding Blvd, Jacksonville, FL 32210, with 2600 Blanding Blvd LLC, a related party owned by the Company’s CEO. The lease commencement date was February 1, 2024 and the lease term is sixty months. In accordance with ASC 842 the Right-of-Use asset and lease liability was recorded for $176,213 based on a 12% discount rate. The landlord offered a discount for the prepayment of the lease so the Company made the prepayment for the lease by issuing a convertible promissory note (see Note 8) and prepaid rental interest was recorded for $58,973. As of August 31, 2025, the balance of the ROU and prepaid rental interest was $131,311 and $24,305, respectively. During the three months ended August 31, 2025 rental expense of $11,759 was recognized related to this lease.

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

The total lease expenses for the three months ended August 31, 2025, were $60,130 recorded in general and administrative expenses in the statement of operations. The total lease expenses for the three months ended August 31, 2024 were $60,129, including $7,356 recorded as cost of sales and $52,773 recorded in general and administrative expenses in the statements of operations.

The Company’s weighted average remaining lease term is 2.82 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating leases.

	As of August 31, 2025	As of May 31, 2025
Assets
Right-of-Use	$462,617	$507,866

Liabilities
Lease liabilities - Short-term	$106,216	$105,137
Lease liabilities - Long-term	-	-
Total operating lease liabilities	$106,216	$105,137

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

As of August 31, 2025, the Company had 5,000,000 shares of Series A Preferred stock issued and outstanding.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Common Stock

Effective June 3, 2024 the Company amended their articles of incorporation to increase their authorized shares of common stock to 1,000,000,000 with a par value of $0.001.

During the three months ended August 31, 2025 and 2024 there were no issuances of common stock.

As of August 31, 2025, the Company had 70,680,938 shares of common stock issued and outstanding.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events except the following:

During the period from September 1, 2025, to the date the financial statements were issued, the Company’s CEO advanced $23,000 to fund the Company’s operations.

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

Results of Operations for the three months ended August 31, 2025 and 2024

Revenue and Cost of Sales

For the three months ended August 31, 2025, the Company generated total revenue of $0. The cost of sales for the three months ended August 31, 2025, was $0.

For the three months ended August 31, 2024, the Company generated total revenue of $7,500 from renting. The cost of sales for the three months ended August 31, 2024, was $7,356.

There was no revenue and related cost during the three months ended August 31, 2025 due to the termination of the Company’s only sub-lease on February 28, 2025.

Operating Expenses

Total operating expenses for the three months ended August 31, 2025, were $84,535. The operating expenses for the three months ended August 31, 2025, included professional fees of $21,000; depreciation expense of $1,061 and general and administrative expenses of $62,474.

Total operating expenses for the three months ended August 31, 2024, were $74,983. The operating expenses for the three months ended August 31, 2024, included professional fees of $19,079; depreciation expense of $1,061 and general and administrative expenses of $54,843.

The increase in operating expenses is related to the increase of the rental expenses as more rental properties were allocated to operational expenses during the current period due to the termination of the Company’s only sub-lease on February 28, 2025.

Other Income (Expense)

The total other income (expense) for the three months ended August 31, 2025 and 2024 were $98,442 and $(460,247), respectively. The other expenses for the three months ended August 31, 2025, contained interest expenses of $16,297 and amortization of debt premium of $114,739, while for the three ended August 31, 2024, contained interest expenses of $14,849, loss of $551,677 on the settlement of debt, and amortization of debt premium of $106,279. The significant decrease in other expenses and increase in other income is due to the loss on settlement of debt resulting from a convertible note entered into in order to pay for unpaid rent.

Net Income/Loss

The net income for the three months ended August 31, 2025 was $13,907 and the net loss for the three months ended August 31, 2024 was $535,086.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2025, the Company had cash of $305. Furthermore, the Company had a working capital deficit of $273,201.

During the three months ended August 31, 2025, the Company used $11,545 of cash in operating activities due to amortization of debt premium of $114,739, offset by net income of $13,907, depreciation of $1,061, lease cost (net) of $46,328, decrease in prepaid expense of $15,876, increase in accounts payable of $9,725, and an increase in accrued interest of $16,297.

During the three months ended August 31, 2024, the Company used $5,320 of cash in operating activities due to its net loss of $535,086 plus its amortization of debt premium of $106,279; offset by depreciation of $1,061, lease cost (net) of $42,769, loss on settlement of debt of $551,677, decrease in prepaid expenses of $18,889, an increase in accounts payable of $6,800 and an increase in accrued expenses of $14,849.

During the three months ended August 31, 2025 and 2024 the Company did not have cash provided by or used in investing activities.

During the three months ended August 31, 2025, the Company generated $9,000 of cash in financing activities, which came from advances from a related party.

During the three months ended August 31, 2024, the Company generated $2,500 of cash in financing activities, which came from $7,500 advances from related party offset by $5,000 of repayment of advances from related party.

In its audited financial statements as of May 31, 2025, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sources for cash at this time are investments by others, loans and advances from our CEO who is our sole director, and very limited revenue from sub-leasing. We must raise cash to implement our plan and stay in business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended August 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 10, 2025.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)