Form 10-K
period 2026-05-31
CANNABIS SUISSE CORP.
filed 2026-09-25
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of November 30, 2025, was $250,426.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,680,938 common stock shares issued and outstanding as of September 24, 2026.

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

Item 1. Description of Business

Cannabis Suisse Corp. (the “Company”, “we” or “our”) is engaged in the rental of commercial office and industrial space. We lease buildings from company’s controlled by our CEO. Since our CEO assumed control of the Company in June 2022, we have no involvement in any aspect of the cannabis industry.

Employees; Identification of Certain Significant Employees

We currently do not have any employees. Our CEO, who is our sole officer, serves as a consultant to the Company on a part-time basis.

Item 1A. Risk Factors

Risks Related to Our Business.

Limited Operations.  Our current business operations consist of subleasing a portion of a building we lease from a company controlled by our CEO. As a result, we currently have limited operations. No assurance can be given that we will have any business operation going forward that sufficiently covers our cost structure.

Lack of Operating Funds-Going Concern. We do not have a bank account. Our CEO, who is also our sole director, pays our expenses through an escrow account set up for the benefit of the Company. In the event this source of funding ceases before we are able to sustainably increase our business operations there is substantial doubt as to the Company’s ability to continue as an ongoing enterprise.  In its audited financial statements as of May 31, 2026, the Company was issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sources for cash at this time are investments by others, loans and advances from our CEO who is our sole director, and very limited revenue from renting. We must raise cash to implement our plan and stay in business.

Limited Management. We have no employees. Our CEO also serves as our CFO on a part-time consultant basis. This lack of personnel adversely affects our ability to develop and grow our business.

Risks Related to our Common Stock

Voting Control is Held by One Stockholder. Our sole Director and CEO holds a majority of the voting stock of the Company. As a result, he will be able to control the election of directors to our Board of Directors and our business and affairs, including any determination with respect to mergers or other business combinations, the acquisition or disposition of any assets, the incurrence of additional indebtedness, the issuance of additional shares of our common and preferred stock or any other equity securities, the recapitalization, repurchase or redemption of our common stock and the payments of any dividends. Our CEO, or entities he controls, hold convertible promissory notes which enable him to convert all or part of the principal and accrued interest into common stock.  In total, the notes would convert into 135,203,984 shares of our common stock as of May 31, 2026. The notes do not provide for any adjustment in the event of a recapitalization of our common stock.

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

Item 2. Description of Property

We do not own any property except minimal office equipment and furniture. We lease our office from a company controlled by our CEO. We currently lease four real estate properties from companies controlled by our CEO, one of which is for the office and the others to be subleased for rental income. See Note 9 of the Notes to the Financial Statement appearing elsewhere in this Report.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common stock of the Company is quoted on the OTC Pink tier of the OTC Markets Group Inc under the symbol “CSUI”. The closing price of our common stock on the OTC Pink on September 4, 2026, was $0.005 Set forth below is the high and low bid information of our common stock for each quarter for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markup. Mark-down or commissions and may not represent actual transactions.

FY 2024	High	Low
Quarter ended August 31	$0.02	$0.01
Quarter ended November 30	$0.02	$0.004
Quarter ended February 28	$0.02	$0.01
Quarter ended May 31	$0.02	$0.008

FY 2025	High	Low
Quarter ended August 31	$0.01	$0.008
Quarter ended November 30	$0.02	$0.01
Quarter ended February 28	$0.01	$0.005
Quarter ended May 31	$0.01	$0.005

Number of Holders

As of September 24, 2026, there were a total of 24 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2026 and 2025. We do not expect to pay any dividends in the near future.

Authorized Capital Stock

As of September 24, 2026 the Company has 1,000,000,000 shares of common stock, $0.001 par value, 50,000,000 shares of preferred stock, $0.001 par value, authorized, and 5,000,000 shares of Series A preferred stock authorized.

Other Stockholder Matters

None.

Sale of Unregistered Securities

None.

Item 6. [Reserved].

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Since June 2022, the Company has focused its business activities on real estate operations and has had no involvement in any aspect of the cannabis industry.

In February 2023, the Company leased two properties from entities controlled by its Chief Executive Officer. The Company subleased a portion of one of these properties to a third party for monthly rent of $2,500, or $30,000 annually. Effective March 2024, the sublease continued on a month-to-month basis at the same monthly rental rate. The sublease was terminated on February 28, 2025.

In February 2024, the Company leased two additional properties from entities controlled by its Chief Executive Officer for future expansion. Effective March 1, 2026, the Company began a new sublease arrangement with an entity controlled by the Chief Executive Officer and recognized rental income of $21,000 during the year ended May 31, 2026.

The following discussion should be read in conjunction with the Company’s audited financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

The Company’s audited financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations for the years ended May 31, 2026 and 2025

Revenue and Cost of Rental Revenue

For the year ended May 31, 2026, the Company generated rental revenue from related parties of $21,000 and incurred cost of rental revenue of $21,931, resulting in a gross loss of $931.

For the year ended May 31, 2025, the Company generated rental revenue of $22,500 and incurred cost of rental revenue of $22,068, resulting in gross profit of $432.

Rental revenue decreased by $1,500, or approximately 7%, for the year ended May 31, 2026 compared with the prior year. The decrease was primarily attributable to the termination of the Company’s prior sublease on February 28, 2025. During the year ended May 31, 2026, the Company recognized rental revenue for March, April and May 2026 under a new sublease arrangement with an entity controlled by the CEO, compared with nine months of rental revenue during the year ended May 31, 2025.

Cost of rental revenue decreased by $137, or approximately 1%. For the new sublease, cost of rental revenue was allocated based on the percentage of the primary leased premises that was subleased. The sublease covers approximately 2,900 square feet of the 3,105 square feet under the primary lease, or approximately 93.4%.

Operating Expenses

Total operating expenses for the year ended May 31, 2026, were $266,888, compared with $288,445 for the year ended May 31, 2025.

Operating expenses for the year ended May 31, 2026, consisted of professional fees of $51,970, depreciation expense of $4,244, and general and administrative expenses of $210,674.

Operating expenses for the year ended May 31, 2025 consisted of professional fees of $55,547, depreciation expense of $4,244, and general and administrative expenses of $228,654.

Total operating expenses decreased by $21,557, or approximately 7%, for the year ended May 31, 2026 compared with the prior year. The decrease was primarily attributable to a reduction in general and administrative expenses of $17,980 mainly related to a decrease in rent expense due to one of the Company’s leases expiring in January of 2026 and a reduction in professional fees of $3,577 due to the Company incurring less accounting fees in the current year. Depreciation expense remained unchanged at $4,244 for both years.

Other Income (Expense)

Total other income was $390,558 for the year ended May 31, 2026, compared with total other expense of $168,129 for the year ended May 31, 2025.

For the year ended May 31, 2026, other income consisted of amortization of debt premium of $455,214, partially offset by interest expense of $64,656. The Company did not recognize any gain or loss on settlement of debt during the year ended May 31, 2026.

For the year ended May 31, 2025, other expense consisted of interest expense of $63,208 and a loss on settlement of debt of $551,677, partially offset by amortization of debt premium of $446,756.

The improvement in other income of $558,687 was primarily attributable to the absence of a loss on settlement of debt during the year ended May 31, 2026. Amortization of debt premium increased by $8,458, while interest expense increased by $1,448.

Net Income (Loss)

The Company reported net income of $122,739 for the year ended May 31, 2026, compared with a net loss of $456,142 for the year ended May 31, 2025.

The improvement of $578,881 was primarily due to the change from other expense in the prior year to other income in the current year, principally because no loss on settlement of debt was recognized during the year ended May 31, 2026.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2026, the Company had cash of $476, compared with $2,850 as of May 31, 2025. The Company had a working capital deficit of $512,212 as of May 31, 2026, compared with $218,679 as of May 31, 2025. The increase in the working capital deficit was primarily attributable to the reclassification of the $135,000 related-party convertible note from long-term to current liabilities, additional advances from related parties, increases in accrued interest and the continued use of the Company’s current assets to fund operations. As of May 31, 2026, current liabilities included $107,000 of operating lease liabilities in default related to the expired 2652 Blanding Boulevard lease.

During the year ended May 31, 2026, the Company used $40,324 of cash in operating activities due to its net income of $122,739, plus depreciation and noncash lease expense and changes in operating assets and liabilities of $175,805, a decrease in prepaid expenses of $51,280, an increase in accounts payable and accrued interest payable to related parties of $410 and $64,656, respectively, offset by noncash amortization of debt premium of $455,214.

During the year ended May 31, 2025, the Company used $45,112 of cash in operating activities due to its net loss of $456,142plus its amortization of debt premium of $446,756; offset by depreciation expense of $4,244, lease cost, net of repayments of $176,285, loss on settlement of debt of $551,677, decrease in prepaid expenses of $63,900, and an increase in accounts payable and accrued interest payable to related parties of $3,472 and $58,208, respectively.

The Company had no cash flows from investing activities during the years ended May 31, 2026 and 2025.

During the year ended May 31, 2026, the Company generated $37,950 of cash from financing activities, which came from advances from related parties of $58,950, offset by repayments of related party advances of $21,000.

During the year ended May 31, 2025, the Company generated $19,400 of cash from financing activities, which came from advances from related parties of $34,400, offset by repayments of related party advances of $15,000.

As a result of these activities, cash decreased by $2,374 during the year ended May 31, 2026, from $2,850 as of May 31, 2025, to $476 as of May 31, 2026.

The Company has generated limited revenue, has a significant working capital deficit and has not established a stable source of revenue sufficient to fund its ongoing operating expenses and obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to remain dependent on additional investment capital, borrowings and advances from its Chief Executive Officer and other related parties to fund its operations for the foreseeable future. Management intends to seek additional financing through the capital markets and other available sources and to continue relying on related-party funding in the interim. There can be no assurance that the Company will be able to obtain sufficient financing, increase its revenue or achieve sustained profitable operations. Failure to obtain additional funding could adversely affect the Company’s ability to continue its operations.

Off-Balance Sheet Arrangements

As of May 31, 2026, the Company did not have any off-balance sheet arrangements, as defined by applicable SEC rules, that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

For the years ended May 31, 2026, and 2025, the Company recognized rental income of $21,000 (from a related party) and $22,500 (from a third-party), respectively.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures in the notes to the financial statements regarding certain expenses included in relevant expense captions. These disclosures include, among other items, purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and a qualitative description of amounts not separately disaggregated.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the interim effective date for entities with non-calendar fiscal year-ends.

The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to reporting periods after the effective date or retrospectively to any or all prior periods presented.

The Company is currently evaluating the effect that adopting these amendments will have on its financial statement disclosures. The amendments relate to disclosure requirements and are not expected to affect the Company’s financial position, results of operations, or cash flows.

For the Company’s May 31 fiscal year-end, mandatory adoption would first apply to the fiscal year beginning June 1, 2027, which is the year ending May 31, 2028. The related interim requirements would first apply during the fiscal year beginning June 1, 2028. This conclusion follows from the clarified effective-date guidance for non-calendar-year entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CANNABIS SUISSE CORP.

FINANCIAL STATEMENTS

Years Ended May 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cannabis Suisse Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannabis Suisse Corp. as of May 31, 2026 and 2025, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Cannabis Suisse Corp. as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Midvale, Utah

September 25, 2026

CANNABIS SUISSE CORP.

BALANCE SHEETS

	May 31, 2026	May 31, 2025

ASSETS
Current Assets
Cash in Escrow Account	$476	$2,850
Prepaid Expenses	52,711	103,991
Total Current Assets	53,187	106,841

Property and Equipment, net	16,124	20,368
Operating Leases Right of Use Assets	338,168	507,866

TOTAL ASSETS	$407,479	$635,075

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$8,185	$7,775
Accrued Interest - Related Parties	122,864	58,208
Advances From Related Parties	57,350	19,400
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Parties	220,000	85,000
Operating Lease Liabilities - Related Parties - in Default	107,000	-
Operating Lease Liabilities - Related Parties - Short-term	-	105,137
Total Current Liabilities	565,399	325,520

Convertible Notes Payable - Related Parties	1,521,313	2,111,527
Total Liabilities	2,086,712	2,437,047

Commitments and Contingencies (Note 5)	-	-

Stockholders’ Deficit
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized, 5,000,000 issued and outstanding as of May 31, 2026 and 2025	5,000	5,000
Common stock, par value $0.001; 1,000,000,000 shares authorized, 70,680,938 shares issued and outstanding as of May 31, 2026 and 2025	70,681	70,681
Additional Paid-In-Capital	1,179,393	1,179,393
Accumulated Deficit	(2,934,307)	(3,057,046)
Total Stockholders’ Deficit	(1,679,233)	(1,801,972)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$407,479	$635,075

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2026	2025

REVENUES
Rental income	$-	$22,500
Rental income - related party	21,000	-
Cost of rental revenue	21,931	22,068
GROSS PROFIT (LOSS)	(931)	432

OPERATING EXPENSES
Professional fees	51,970	55,547
Depreciation	4,244	4,244
General and administrative expenses	210,674	228,654
TOTAL OPERATING EXPENSES	266,888	288,445

OPERATING LOSS	(267,819)	(288,013)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	-	(551,677)
Amortization of debt premium	455,214	446,756
Interest expense - related parties	(64,656)	(63,208)
TOTAL OTHER INCOME (EXPENSE)	390,558	(168,129)

INCOME (LOSS) BEFORE INCOME TAXES	122,739	(456,142)

PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$122,739	$(456,142)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	70,680,938	70,680,938

NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	210,884,922	70,680,938

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2024	-	$-	5,000,000	$5,000	70,680,938	$70,681	$1,179,393	$-	$(2,600,904)	$(1,345,830)

Issuance of Series A Preferred Stock to replace previously issued preferred stock	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(456,142)	(456,142)
Balance, May 31, 2025	5,000,000	5,000	-	-	70,680,938	70,681	1,179,393	-	(3,057,046)	(1,801,972)

Net income	-	-	-	-	-	-	-	-	122,739	122,739
Balance, May 31, 2026	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$-	$(2,934,307)	$(1,679,233)

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2026	2025

OPERATING ACTIVITIES
Net income (loss)	$122,739	$(456,142)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	4,244	4,244
Lease cost, net of repayments	171,561	176,285
Loss on settlement of debt	-	551,677
Amortization of debt premium	(455,214)	(446,756)
Changes in assets and liabilities:
Prepaid expenses	51,280	63,900
Accounts payable	410	3,472
Accrued interest - related parties	64,656	58,208
Net cash used in Operating Activities	(40,324)	(45,112)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	58,950	34,400
Repayments of related party advances	(21,000)	(15,000)
Net cash provided by Financing Activities	37,950	19,400

Net cash increase (decrease) for period	(2,374)	(25,712)
Cash at beginning of period	2,850	28,562
Cash at end of period	$476	$2,850

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$5,000

Noncash Investing and Financing Information
Promissory note in exchange for payables - related party	$-	$186,089
Reclassed long-term convertible note - RP to short-term convertible note - RP	$135,000	$-

The accompanying notes are an integral part of these financial statements.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (the “Company”) was incorporated in the State of Nevada on February 26, 2016. Since June 2022, the Company has focused its operations on the real estate business and has no involvement in the cannabis industry.

In February 2023, the Company leased two properties from entities controlled by its Chief Executive Officer (“CEO”), Scott McAlister. A portion of one of these properties was subleased to a third party and generated rental revenue until the sublease was terminated on February 28, 2025. In February 2024, the Company leased two additional properties from entities controlled by its CEO for future expansion. Effective March 1, 2026, the Company again began subleasing a portion of one of its leased properties to a related party that was controlled by the CEO and recognized rental revenue during March, April and May 2026.

See Note 9 for additional information regarding the terms and conditions of the Company’s lease and sublease arrangements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2026 and 2025. The Company had cash in an escrow account of $476 and $2,850 as of May 31, 2026 and 2025.

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

NOTES TO THE FINANCIAL STATEMENTS

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

During the years ended May 31, 2026 and 2025, the Company recognized an impairment of long-lived assets in the amount of $0.

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

The Company’s previous sublease arrangement with a third party was terminated on February 28, 2025. Effective March 1, 2026, the Company began a new sublease arrangement with a related party and recognized rental income for March, April and May 2026.

For the years ended May 31, 2026 and 2025, the Company recognized rental income of $21,000 and $22,500, respectively.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

Cost of Rental Revenue

Cost of rental revenue consists primarily of the portion of the Company’s rent expense attributable to the property or space subleased to its tenant based on relative square footage.

For the years ended May 31, 2026 and 2025, the Company recognized cost of rental revenue of $21,931 and $22,068, respectively.

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

Basic and Diluted Income (Loss) Per Share

The Company computes basic and diluted income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted income (loss) per common share reflects the potential dilution that would occur if the Company’s convertible notes were converted into common stock. The Company applies the if-converted method, under which interest expense associated with convertible notes assumed to be converted is added back to net income and the weighted-average number of shares issuable upon conversion of the outstanding note principal is included in the diluted denominator. Potential common shares are excluded from diluted income or loss per share when their inclusion would be anti-dilutive.

The Company’s convertible-note agreements provide for the conversion of outstanding principal and accrued but unpaid interest of the notes into common stock.

For the year ended May 31, 2026, the Company reported net income. Accordingly, interest expense of $64,656 associated with the Company’s convertible notes was added back to net income, and 140,203,984 weighted-average potential common shares issuable upon conversion of the outstanding convertible notes were included in the diluted earnings-per-share calculation.

For the year ended May 31, 2025, the Company reported a net loss. Therefore, 130,157,613 weighted-average potential common shares issuable upon conversion of the outstanding note principal were excluded from the diluted loss-per-share calculation because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share were the same for the year ended May 31, 2025.

The following table presents the computation of basic and diluted income (loss) per common share:

	Year Ended May 31,
	2026	2025
Net income (loss)	$122,739	$(456,142)
Add: Interest expense on convertible debt	64,656	-
Net income (loss) available to common stockholders - diluted numerator	$187,395	$(456,142)

Basic weighted-average common shares outstanding	70,680,938	70,680,938
Dilutive effect of convertible-note principal	140,203,984	-
Diluted weighted-average common shares outstanding - denominator	210,884,922	70,680,938

Basic income (loss) per common share	$0.00	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)

Potential common shares excluded as anti-dilutive	-	130,157,613

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures in the notes to the financial statements regarding certain expenses included in relevant expense captions. These disclosures include, among other items, purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and a qualitative description of amounts not separately disaggregated.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the interim effective date for entities with non-calendar fiscal year-ends.

The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to reporting periods after the effective date or retrospectively to any or all prior periods presented.

The Company is currently evaluating the effect that adopting these amendments will have on its financial statement disclosures. The amendments relate to disclosure requirements and are not expected to affect the Company’s financial position, results of operations, or cash flows.

For the Company’s May 31 fiscal year-end, mandatory adoption would first apply to the fiscal year beginning June 1, 2027, which is the year ending May 31, 2028. The related interim requirements would first apply during the fiscal year beginning June 1, 2028. This conclusion follows from the clarified effective-date guidance for non-calendar-year entities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.

As of May 31, 2026, the Company had cash of $476, a working capital deficit of $512,212, and an accumulated deficit of $2,934,307. Although the Company reported net income of $122,739 for the year ended May 31, 2026, it continued to generate limited revenues and has not established a stable source of revenues sufficient to fund its operating expenses and satisfy its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that, for the foreseeable future, the Company will depend on additional capital contributions, borrowings and advances from related parties to fund its operating expenses and other cash requirements. The Company intends to seek additional financing through the capital markets and other available sources and expects to continue relying on related-party funding in the interim.

There can be no assurance that the Company will be successful in obtaining sufficient financing, increasing its revenues or achieving sustained profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	May 31, 2026	May 31, 2025
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(16,976)	(12,732)
Net property and equipment	$16,124	$20,368

The Company recognized depreciation expense in its operating expenses of $4,244 for each of the years ended May 31, 2026 and 2025.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in legal proceedings, claims or other contingencies arising in the ordinary course of business. The Company evaluates such matters in accordance with ASC 450, Contingencies, and records an accrual when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss is reasonably possible but not probable, or when the amount cannot be reasonably estimated, the Company provides disclosure as appropriate.

As of May 31, 2026, the Company was not aware of any pending or threatened legal proceedings, claims or other contingencies that would require accrual or disclosure in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2026, the Company’s CEO, who is also the President and sole director, either individually or through different entities he controls, advanced $58,950 to the Company and received repayments of $21,000.

During the year ended May 31, 2025, the Company’s CEO, either individually or through different entities he controls, advanced $34,400 to the Company and received repayments of $15,000. In June 2024, the Company issued a convertible promissory note in the principal amount of $186,089 to Scott McAlister, the Company’s CEO, in settlement of unpaid rent of $69,550, advances of $83,159 and accrued interest of $33,380 owed to Mr. McAlister and/or entities he controls. See Note 8 for the terms and conditions of the Company’s related-party convertible notes.

As of May 31, 2026, and 2025, advances from related parties were $57,350 and $19,400, respectively.

The Company has outstanding convertible promissory notes with its CEO and entities controlled by him. As of May 31, 2026 and 2025, accrued interest payable to related parties was $122,864 and $58,208, respectively. Interest expense related to these notes was $64,656 and $63,208 for the years ended May 31, 2026 and 2025, respectively. See Note 8 for additional information regarding the terms, conversion provisions, maturities and carrying amounts of these notes.

The Company leases properties from entities controlled by its CEO. See Note 9 for the terms of these related-party lease arrangements and the related amounts recognized in the financial statements.

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to its CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the state filing did not include the certificate of rights and preferences for the original issuance.

Effective March 1, 2026, the Company entered into a sublease agreement, as sublandlord, with RLSH, LLC, an entity controlled by the Company’s CEO. The sublease provides for base rent of $7,000 per month. The Company recognized related-party rental income of $21,000 under this arrangement during the year ended May 31, 2026. See Note 9 for additional information regarding the sublease terms.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2026, the Company had an operating lease liability – in default of $107,000 relating to unpaid rent under the related-party lease for 2652 Blanding Boulevard, which expired in January 2026. See Note 9 for additional information regarding the related lease arrangement.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Serhii Cherniienko to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $60,000. Of the $60,000, $30,000 was converted to equity in December 2021, and the rest of $30,000 was assigned to Okie LLC. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2026 and 2025, the outstanding principal balance of the note was $30,000, it is due on demand, and has an interest rate of 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The Agreement contains a provision that allows Noi Tech LLC to convert the loan to common stock at a fixed price of $0.01 per share. Beneficial conversion feature was $30,000. The note was assigned to Okie LLC with a $10,000 discount in May 2022. In November 2022, Okie LLC assigned the convertible note to Clifford Koschnick for consideration. As of May 31, 2026 and 2025, the outstanding principal balance of the note was $20,000, it is due on demand, and has an interest rate of 0%.

As of May 31, 2026 and 2025, the aggregate principal balance of these convertible notes payable was $50,000. The notes were convertible into an aggregate of 5,000,000 shares of common stock at $0.01 per share.

NOTE 8 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In May 2022, Alain Parrik assigned to Okie LLC a convertible note with an outstanding principal balance of $85,000 owed by the Company. Under the terms of the note, the outstanding principal is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005 per share. In November 2022, Okie LLC assigned the note to Scott McAlister, CEO, for consideration. As of May 31, 2026 and 2025, the outstanding principal balance was $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal amount of $135,000 to Scott McAlister, the Company’s CEO, for funds previously advanced to the Company. The note has a four-year term, bears interest at 12% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share. The note matures in November 2026. As of May 31, 2026 and 2025, the outstanding principal balance was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company controlled by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $234,587 for each of the years ended May 31, 2026 and 2025. As of May 31, 2026 and 2025, the carrying amounts of the note were $592,755 and $827,341, respectively, including unamortized premiums of $404,902 and $639,489, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company controlled by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $110,352 for each of the years ended May 31, 2026 and 2025. As of May 31, 2026 and 2025, the carrying amounts of the note were $402,885 and $513,237, respectively, including unamortized premiums of $301,125 and $411,477, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC, a Company controlled by the CEO, for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total payments for the five years are $235,185 and the landlord offered a 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $755,901, the present value of the lease liabilities that were paid off was $176,213, and prepaid interest of $58,973 was recorded, resulting in a loss on settlement of debt of $520,716. The note was issued with a premium of $638,308 with amortization of $26,203 recognized during the year ended May 31, 2023. On May 6, 2024, the note, with a principal balance of $117,593, and its accrued interest of $2,287 was converted to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income. The note had no outstanding balance as of May 31, 2026 or 2025.

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, which would be amortized over the term of the note. Amortization of the note premium was $110,275 and $101,801 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, the carrying amounts of the note were $525,690 and $635,965, respectively, including unamortized premiums of $339,585 and $449,860, respectively.

The following table summarizes the classification of the Company’s related-party convertible notes:

	May 31,
	2026	2025
Convertible notes payable - related parties - long-term principal balance	$475,701	$610,701
Unamortized debt premium	1,045,612	1,500,826
Convertible notes payable - related parties - long-term	1,521,313	2,111,527
Convertible notes payable - related parties, current	220,000	85,000
Total carrying amount	$1,741,313	$2,196,527

Amortization of the note premiums was $455,214 and $446,756 for the years ended May 31, 2026 and 2025, respectively.

As of May 31, 2026, the contractual maturities of the related-party convertible notes, based on principal amounts, were as follows:

Year Ending May 31,	Amount
2027	$220,000
2028	187,852
2029	101,760
2030	186,089
Total	$695,701

Interest expense on the related-party convertible notes was $64,656 and $63,208 for the years ended May 31, 2026 and 2025, respectively.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 - RELATED-PARTY LEASES AND SUBLEASE ARRANGEMENTS

Lease of Premises at 10 N Newnan Street

In February 2023, the Company entered into a lease with 10 N Newnan LLC, an entity controlled by the Company’s CEO, for office space located at 10 N Newnan Street, Jacksonville, Florida 32202. The lease commenced on February 1, 2023 and had an initial term of 36 months.

In February 2024, the lease was extended for an additional two years through January 31, 2028. At the modification date, the Company remeasured the ROU asset and lease liability of $297,229 using a discount rate of 12%.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. In February 2024, the Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company recorded prepaid rental interest of $78,476 in connection with the transaction.

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $141,246 and $213,444, respectively, and prepaid rental interest was $15,298 and $37,026, respectively. Lease expense related to this property was $93,926 for each of the years ended May 31, 2026 and 2025, of which $21,932 and $0, respectively, was allocated to cost of sales for the portion of the property that was subleased.

Lease of Premises at 2652 Blanding Boulevard

In February 2023, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2652 Blanding Boulevard, Jacksonville, Florida 32210. The lease commenced on February 1, 2023 and had a term of 36 months through January 31, 2026.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $145,341 using a discount rate of 12%. The lease required monthly base rent of $5,000 and additional monthly direct costs of $350 and provided for free rent during the first three months. The Company also had the option to settle all or a portion of the rent through the issuance of shares of its common stock.

No monthly lease payments were made under this arrangement. Upon expiration of the lease in January 2026, the related ROU asset was fully amortized. As of May 31, 2026 and 2025, the ROU asset associated with this lease was $0 and $37,370, respectively.

As of May 31, 2026, the Company had unpaid rent of $107,000 relating to the expired lease. The amount remained classified as an operating lease liability in default as of May 31, 2026. As of May 31, 2025, the related operating lease liability was $105,137.

During the years ended May 31, 2026 and 2025, rental expenses related to this property was $39,233 and $58,850, respectively, of which $0 and $22,068, respectively, were allocated to cost of sales for the portion of property that was subleased.

Lease of Premises at 1268 Church Street

In January 2024, the Company entered into a lease with 1268 Church Street LLC, an entity controlled by the Company’s CEO, for the property located at 1268 Church Street, Jacksonville, Florida 32202. The lease commenced on January 1, 2024 and had an initial term of 37 months.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $104,472 using a discount rate of 12%. In February 2024, the lease was extended through December 31, 2028. At the modification date, the Company remeasured the ROU asset and lease liability at $148,735 using a discount rate of 12%.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. The Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company also recorded prepaid rental interest of $48,001 in connection with the transaction.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $90,031 and $118,076, respectively, and prepaid rental interest was $15,121 and $27,780, respectively. Lease expense related to this property was $40,704 for each of the years ended May 31, 2026 and 2025.

Lease of Premises at 2502 Blanding Boulevard

In February 2024, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2502 Blanding Boulevard, Jacksonville, Florida 32210. The lease commenced on February 1, 2024 and has a term of 60 months through January 31, 2029.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $176,213 using a discount rate of 12%. Also in February 2024, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation, and the Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company also recorded prepaid rental interest of $58,973 in connection with the transaction.

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $106,890 and $138,977, respectively, and prepaid rental interest was $18,542 and $33,493, respectively. Lease expense related to this property was $47,037 for each of the years ended May 31, 2026 and 2025.

Sublease for Premises at 2652 Blanding Boulevard

In February 2023, the Company entered into a sublease, as lessor, for a portion of the property located at 2652 Blanding Boulevard to a third-party private company. The sublease was for one year and provided for monthly rent of $2,500, or $30,000 annually. Effective March 2024, the sublease continued on a month-to-month basis and was terminated on February 28, 2025. The Company recognized rental income of $22,500 and cost of sales of $22,068 related to this sublease during the year ended May 31, 2025.

Sublease for Premises at 10 N Newnan Street

Effective March 1, 2026, the Company entered into a new sublease agreement with RLSH, LLC (an entity controlled by the Company’s CEO) for 2,900 square feet located on the front portion of the first floor of the Company’s leased property at 10 N Newnan Street, Jacksonville, Florida. The 2,900 square feet subleased represents 93.4% of the 3,105 square feet covered by the primary lease.

The sublease provides for annual base rent of $84,000, payable in monthly installments of $7,000, plus additional costs and expenses incurred in connection with subleasing the premises. The sublease does not require a security deposit. The sublease is subordinate to the primary lease and will terminate if the primary lease is terminated before the scheduled expiration of the sublease. The sublease agreement provided for an initial term through August 31, 2026. Subsequent to August 31, 2026, the space is being leased on a month-to-month basis to the same related party for the same $7,000 monthly installment.

The Company recognized rental income of $21,000 under the new sublease and recognized cost of sales of $21,931 during the year ended May 31, 2026.

Lease Expense

The components of lease expense were as follows:

	Year Ended May 31,
	2026	2025
Lease expense included in cost of rental revenue	$21,931	$22,068
Lease expense included in general and administrative expenses	198,969	218,449
Total lease expense	$220,900	$240,517

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes lease expense by property:

	Year Ended May 31,
Property	2026	2025
10 N Newnan Street	$93,926	$93,926
2652 Blanding Boulevard	39,233	58,850
1268 Church Street	40,704	40,704
2502 Blanding Boulevard	47,037	47,037
Total lease expense	$220,900	$240,517

Balance-Sheet Presentation

The Company’s weighted average remaining lease term is 2.23 years and weighted average discount rate is 12%. The following table summarizes the presentation in the Company’s balance sheet of its operating lease.

	As of May 31,
	2026	2025
Assets
Operating lease ROU assets	$338,168	$507,866

Liabilities
Operating lease liabilities - in default	$107,000	$-
Operating lease liabilities - short-term	-	105,137
Total operating lease liabilities	$107,000	$105,137

As of May 31, 2026, the Company had $107,000 of operating lease liabilities related to the expired 2652 Blanding Boulevard lease. The Company had no other outstanding operating lease liabilities associated with its active leases because the remaining contractual payments for those leases had previously been prepaid through the issuance of convertible promissory notes. The related ROU assets continue to be amortized over the remaining contractual lease terms.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

Effective June 3, 2024, the Company amended its articles of incorporation to increase the number of authorized shares of preferred stock to 50,000,000 shares, with a par value of $0.001 per share.

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

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to our CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the state filing did not include the certificate of rights and preferences for the original issuance.

There were no issuances, conversions or other changes involving the Company’s preferred stock during the year ended May 31, 2026. As of May 31, 2026 and 2025, the Company had 5,000,000 shares of Series A Preferred Stock issued and outstanding.

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

Common Stock

Effective June 3, 2024, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 shares, with a par value of $0.001 per share.

There were no issuances, conversions or other changes involving the Company’s common stock during the years ended May 31, 2026 and 2025. As of May 31, 2026 and 2025, the Company had 70,680,938 shares of common stock issued and outstanding.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial-statement carrying amounts of assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are recovered or settled.

The Company recognizes the effect of an uncertain tax position only when it is more likely than not that the position will be sustained upon examination by the applicable taxing authority. The Company recognizes interest related to uncertain tax positions in interest expense and penalties in operating expenses. As of May 31, 2026 and 2025, the Company had no material unrecognized tax benefits and had not accrued any related interest or penalties.

The Company assesses the realizability of its deferred tax assets by considering all available positive and negative evidence, including historical operating results, the scheduled reversal of temporary differences, projected future taxable income and available tax-planning strategies. Based on the Company’s history of cumulative losses, limited revenues and uncertainty regarding its ability to generate sufficient future taxable income, management determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against its net deferred tax assets as of May 31, 2026 and 2025.

As of May 31, 2026, the Company had net operating loss carryforward for tax purposes of $1,274,170, compared with $1,406,712 as of May 31, 2025. According to current tax laws, the losses prior to 2028 can carryforward 20 years, and the losses in 2018 or later can carryforward indefinitely. The Company has losses of $43,526 prior to 2028 which can carryforward through fiscal year 2036. The losses of $1,230,644 in years of 2018 and later will carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax assets were as follows:

	May 31, 2026		May 31, 2025
Net operating loss carryforward		$(1,274,170)		$(1,406,712)
Effective tax rate	x	26.5%	x	26.5%
Deferred tax asset		337,655		372,779
Less: Valuation allowance		(337,655)		(372,779)
Net deferred asset		$-		$-

Because the Company has recorded a full valuation allowance, the net deferred tax asset was zero as of both May 31, 2026 and May 31, 2025. The valuation allowance shown below equals the related deferred tax asset at each reporting date.

The income tax provision differs from the amount determined by applying the combined federal and state statutory income tax rate of 26.5% to income before income taxes for the year ended May 31, 2026, as follows:

Income tax expense at statutory rate	$32,526	26.50%
Unpaid interest	17,134	13.96%
Unpaid rent to related parties	28,355	23.1%
Amortization of debt premium	(120,632)	(98.28)%
Change in valuation allowance	42,617	34.72%
Total	$-	0%

CANNABIS SUISSE CORP.

NOTES TO THE FINANCIAL STATEMENTS

The comparative May 31, 2025 NOL carryforward and related deferred tax asset have been revised to agree with the filed May 31, 2025 federal income tax return. The 2025 effective tax rate reconciliation below has not been revised because the correction to the ending NOL carryforward does not, by itself, change the 2025 book income, the 2025 book-to-tax adjustments, or the income tax provision previously reported for that year.

The income tax provision differs from the amount determined by applying the combined federal and state statutory income tax rate of 26.5% to loss before income taxes for the year ended May 31, 2025, as follows:

Income tax expense at statutory rate	$(120,878)	26.50%
Unpaid interest to related party	16,750	(3.67)%
Unpaid rent to related parties	17,013	(3.73)%
Loss on settlement of debt	146,194	(32.05)%
Amortization of debt premium	(118,390)	25.95%
Change in valuation allowance	59,311	(13.00)%
	$-	0%

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855), Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events except for the following:

In August and September 2026, the Company’s CEO funded $28,000 for the Company’s operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Company Officers and Directors

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Scott McAlister	45	Director, CEO/CFO

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

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our sole Director.  The Company has not adopted a Code of Ethics as we have no employee and only one officer/director. The Company does not have a formal process for shareholders to communicate with the Board of Directors as we have only one director.  A shareholder may direct a letter to the Company and the Director, who is also our only officer will receive it.

Director Independence

The Company has adopted the NASDAQ Listing Rules; Rule 5605 and 5605 (a) (20, for determining the independence of its directors. Directors are deemed independent only if the Board affirmatively determines that the director has no material relationship with the Company directly or as an officer, share owner or partner of an entity that has a relationship with the Company or any other relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our sole director is also the majority holder of the voting stock of the Company. As such he is not independent as that term is defined under the aforestated NASDAQ Listing Rules.

Insider Trading Arrangements and Policies

During the year ended May 31, 2025, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

The Company has not adopted insider trading policies and procedures as there is only one officer and director.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the years ended May 31, 2026 and 2025 for our executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers and directors.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Scott W. McAlister CEO, CFO	2026	$-	$-	$-	$-	$-	$-	$-	$-
	2025	$-	$-	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Scott McAlister	171,579,984 (1)	83.34%

(1)Represents 36,376,000 shares of common stock plus 135,203,984 shares of common stock obtainable through the conversion of four different promissory notes held by Mr. McAlister or companies owned by Mr. McAlister, whereby the Holder has the right to convert all or part of the note and its accrued interest at $0.005 per share. Does not include 5,000,000 Preferred A stock, as it is not convertible into shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended May 31, 2026, the Company’s President, Chief Executive Officer, and sole director, either individually or through entities he controls, advanced $58,950 to the Company and received repayments of $21,000.

During the year ended May 31, 2025, the Company’s President, Chief Executive Officer, and sole director, either individually or through entities he controls, advanced $34,400 to the Company and received repayments of $15,000. In June 2024, the Company issued a convertible promissory note in the principal amount of $186,089 to Scott McAlister, the Company’s Chief Executive Officer, in settlement of unpaid rent of $69,550, advances of $83,159 and accrued interest of $33,380 owed to Mr. McAlister and/or entities he controls. See below for the terms and conditions of the Company’s related-party convertible notes.

As of May 31, 2026, and 2025, advances from related parties were $57,350 and $19,400, respectively.

Related Party Convertible Notes Payable

The Company has outstanding convertible promissory notes with its Chief Executive Officer and entities controlled by him. As of May 31, 2026 and 2025, accrued interest payable to related parties was $122,864 and $58,208, respectively. Interest expense related to these notes was $64,656 and $63,208 for the years ended May 31, 2026 and 2025, respectively. See Note 8 for additional information regarding the terms, conversion provisions, maturities and carrying amounts of these notes.

In May 2022, Alain Parrik assigned to Okie LLC a convertible note with an outstanding principal balance of $85,000 owed by the Company. Under the terms of the note, the outstanding principal is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005 per share. In November 2022, Okie LLC assigned the note to Scott McAlister, CEO, for consideration. As of May 31, 2026 and 2025, the outstanding principal balance was $85,000, it is due on demand, and has an interest rate of 0%.

In November 2022, the Company issued a convertible promissory note in the principal amount of $135,000 to Scott McAlister, the Company’s CEO, for funds previously advanced to the Company. The note has a four-year term, bears interest at 12% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share. The note matures in November 2026. As of May 31, 2026 and 2025, the outstanding principal balance was $135,000.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $187,852 to 10 N Newnan, LLC, a Company controlled by the CEO, for the prepayment of the lease entered in February 2023 for three years from February 2023 to January 2026 for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, with amortization of $234,587 for each of the years ended May 31, 2026 and 2025. As of May 31, 2026 and 2025, the carrying amounts of the note were $592,755 and $827,341, respectively, including unamortized premiums of $404,902 and $639,489, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $101,760 to 1268 Church Street, LLC, a Company controlled by the CEO, for the prepayment of the lease entered in January 2024 for three years from January 2024 to December 2026 for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, with amortization of $110,352 for each of the years ended May 31, 2026 and 2025. As of May 31, 2026 and 2025, the carrying amounts of the note were $402,885 and $513,237, respectively, including unamortized premiums of $301,125 and $411,477, respectively.

In February 20, 2024, the Company issued a convertible promissory note in the amount of $117,593 to 2600 Blanding Blvd., LLC, a Company controlled by the CEO, for the prepayment of the lease entered in February 2024 for five years from February 2024 to January 2029 for the property at 2502 Blanding Blvd, Jacksonville, FL 32210. The total payments for the five years are $235,185 and the landlord offered a 50% discount for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $755,901, the present value of the lease liabilities that were paid off was $176,213, and prepaid interest of $58,973 was recorded, resulting in a loss on settlement of debt of $520,716. The note was issued with a premium of $638,308 with amortization of $26,203 recognized during the year ended May 31, 2023. On May 6, 2024, the note, with a principal balance of $117,593, and its accrued interest of $2,287 was converted to 23,976,000 shares of common stock at the price of $0.005 per share and $612,105 of unamortized premium was recognized as other income. The note had no outstanding balance as of May 31, 2026 or 2025.

On June 28, 2024, the Company issued a convertible promissory note in the amount of $186,089 to Scott McAlister, CEO, to pay off the unpaid rent of $69,550, advances of $83,159 and the unpaid interest of $33,380. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, which would be amortized over the term of the note. Amortization of the note premium was $110,275 and $101,801 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, the carrying amounts of the note were $525,690 and $635,965, respectively, including unamortized premiums of $339,585 and $449,860, respectively.

Related Party Leases and Sublease Arrangements

Lease of Premises at 10 N Newnan Street

In February 2023, the Company entered into a lease with 10 N Newnan LLC, an entity controlled by the Company’s CEO, for office space located at 10 N Newnan Street, Jacksonville, Florida 32202. The lease commenced on February 1, 2023 and had an initial term of 36 months.

In February 2024, the lease was extended for an additional two years through January 31, 2028. At the modification date, the Company remeasured the ROU asset and lease liability of $297,229 using a discount rate of 12%.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. In February 2024, the Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company recorded prepaid rental interest of $78,476 in connection with the transaction.

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $141,246 and $213,444, respectively, and prepaid rental interest was $15,298 and $37,026, respectively. Lease expense related to this property was $93,926 for each of the years ended May 31, 2026 and 2025, of which $21,932 and $0, respectively, was allocated to cost of sales for the portion of the property that was subleased.

Lease of Premises at 2652 Blanding Boulevard

In February 2023, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2652 Blanding Boulevard, Jacksonville, Florida 32210. The lease commenced on February 1, 2023 and had a term of 36 months through January 31, 2026.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $145,341 using a discount rate of 12%. The lease required monthly base rent of $5,000 and additional monthly direct costs of $350 and provided for free rent during the first three months. The Company also had the option to settle all or a portion of the rent through the issuance of shares of its common stock.

No monthly lease payments were made under this arrangement. Upon expiration of the lease in January 2026, the related ROU asset was fully amortized. As of May 31, 2026 and 2025, the ROU asset associated with this lease was  $0 and $37,370, respectively.

As of May 31, 2026, the Company had unpaid rent of $107,000 relating to the expired lease. The amount remained classified as an operating lease liability in default as of May 31, 2026. As of May 31, 2025, the related operating lease liability was $105,137.

During the years ended May 31, 2026 and 2025, rental expenses related to this property was  $39,233 and $58,850, respectively, of which $0 and $22,068, respectively, were allocated to cost of sales for the portion of property that was subleased.

Lease of Premises at 1268 Church Street

In January 2024, the Company entered into a lease with 1268 Church Street LLC, an entity controlled by the Company’s CEO, for the property located at 1268 Church Street, Jacksonville, Florida 32202. The lease commenced on January 1, 2024 and had an initial term of 37 months.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $104,472 using a discount rate of 12%. In February 2024, the lease was extended through December 31, 2028. At the modification date, the Company remeasured the ROU asset and lease liability at $148,735 using a discount rate of 12%.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. The Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company also recorded prepaid rental interest of $48,001 in connection with the transaction.

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $90,031 and $118,076, respectively, and prepaid rental interest was $15,121 and $27,780, respectively. Lease expense related to this property was $40,704 for each of the years ended May 31, 2026 and 2025.

Lease of Premises at 2502 Blanding Boulevard

In February 2024, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2502 Blanding Boulevard, Jacksonville, Florida 32210. The lease commenced on February 1, 2024 and has a term of 60 months through January 31, 2029.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $176,213 using a discount rate of 12%. Also in February 2024, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation, and the Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company also recorded prepaid rental interest of $58,973 in connection with the transaction.

As of May 31, 2026 and 2025, the ROU asset associated with this lease was $106,890 and $138,977, respectively, and prepaid rental interest was $18,542 and $33,493, respectively. Lease expense related to this property was $47,037 for each of the years ended May 31, 2026 and 2025.

Sublease for Premise at 10 N Newnan Street

Effective March 1, 2026, the Company entered into a new sublease agreement with RLSH, LLC (an entity controlled by the Company’s CEO) for 2,900 square feet located on the front portion of the first floor of the Company’s leased property at 10 N Newnan Street, Jacksonville, Florida. The 2,900 square feet subleased represents 93.4% of the 3,105 square feet covered by the primary lease.

The sublease provides for annual base rent of $84,000, payable in monthly installments of $7,000, plus additional costs and expenses incurred in connection with subleasing the premises. The sublease does not require a security deposit. The sublease is subordinate to the primary lease and will terminate if the primary lease is terminated before the scheduled expiration of the sublease. The sublease agreement provided for an initial term through August 31, 2026. Subsequent to August 31, 2026 the space is being leased on a month-to-month basis to the same related party for the same $7,000 monthly installment.

The Company recognized rental income of $21,000 under the new sublease and recognized costs of sales of $21,931 during the year ended May 31,  2026.

Stockholders’ Equity

On July 7, 2024, the Company issued 5,000,000 shares of Series A Preferred stock to our CEO. The shares of Series A Preferred Stock were issued in replacement for the same number of shares of preferred stock he received when he originally purchased the shares of preferred stock from the prior CEO, as it was determined the prior issuance of the shares of preferred stock was deficient in that the state filing did not include the certificate of rights and preferences for the original issuance.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended May 31, 2026 and 2025, we incurred $28,750 and $27,000, respectively, in fees to our principal independent accountants Mac Accounting Group & CPAs, LLP for professional services rendered in connection with annual audit and quarterly reviews.

For the fiscal years ended May 31, 2026 and 2025 we incurred no audited related fees, tax related fees, or other fees from our principal independent accountants.

PART IV

Item 15. Exhibits and Financial Statements Schedules

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

CANNABIS SUISSE CORP.
(Registrant)

September 25, 2026	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 25, 2026	By:	/s/ Scott McAlister
Scott McAlister
Chief Executive Officer, Chief Financial Officer, Principal Accounting officer