Form 10-Q
period 2026-08-31
CANNABIS SUISSE CORP.
filed 2026-10-15
CIK 1680132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 14, 2026 there were 70,680,938 shares outstanding of the registrant’s common stock.

i

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying condensed interim financial statements of Cannabis Suisse Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2026 filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CANNABIS SUISSE CORP.

CONDENSED BALANCE SHEETS

	August 31, 2026	May 31, 2026
	(Unaudited)
ASSETS
Current Assets
Cash in Escrow Account	$256	$476
Prepaid Expenses	41,045	52,711
Total Current Assets	41,301	53,187

Property and Equipment, net	15,063	16,124
Operating Leases Right of Use Assets	302,542	338,168

TOTAL ASSETS	$358,906	$407,479

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$15,927	$8,185
Accrued Interest - Related Parties	139,161	122,864
Advances From Related Parties	44,350	57,350
Convertible Notes Payable	50,000	50,000
Convertible Notes Payable - Related Parties	220,000	220,000
Operating Lease Liabilities - Related Parties - in Default	107,000	107,000
Total Current Liabilities	576,438	565,399

Convertible Notes Payable - Related Parties	1,406,574	1,521,313

Total Liabilities	1,983,012	2,086,712

Commitments and Contingencies (Note 5)	-	-

Stockholders’ Deficit
Series A Preferred Stock, par value $0.001; 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of August 31, 2026 and May 31, 2026	5,000	5,000
Common stock, par value $0.001; 1,000,000,000 shares authorized, 70,680,938 shares issued and outstanding as of August 31, 2026 and May 31, 2026	70,681	70,681
Additional Paid-In-Capital	1,179,393	1,179,393
Accumulated Deficit	(2,879,180)	(2,934,307)
Total Stockholders’ Deficit	(1,624,106)	(1,679,233)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$358,906	$407,479

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31,
	2026	2025

REVENUES
Rental income - related party	$21,000	$-
Cost of rental revenue	21,931	-
Gross Profit (Loss)	(931)	-

OPERATING EXPENSES
Professional fees	14,000	21,000
Depreciation	1,061	1,061
General and administrative expenses	27,323	62,474
TOTAL OPERATING EXPENSES	42,384	84,535

OPERATING LOSS	(43,315)	(84,535)

OTHER INCOME (EXPENSES)
Amortization of debt premium	114,739	114,739
Interest expense - related parties	(16,297)	(16,297)
TOTAL OTHER INCOME (EXPENSE)	98,442	98,442

INCOME BEFORE INCOME TAXES	55,127	13,907

PROVISION FOR INCOME TAXES	-	-
NET INCOME	$55,127	$13,907

NET INCOME PER SHARE: BASIC	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	70,680,938	70,680,938

NET INCOME PER SHARE: DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	213,419,658	203,498,313

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended August 31, 2025 and 2026

(Unaudited)

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, May 31, 2025	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(3,057,046)	$(1,801,972)

Net income	-	-	-	-	-	-	-	13,907	13,907

Balance, August 31, 2025	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(3,043,139)	$(1,788,065)

Balance, May 31, 2026	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(2,934,307)	$(1,679,233)

Net income	-	-	-	-	-	-	-	55,127	55,127

Balance, August 31, 2026	5,000,000	$5,000	-	$-	70,680,938	$70,681	$1,179,393	$(2,879,180)	$(1,624,106)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31,
	2026	2025

OPERATING ACTIVITIES
Net income	$55,127	$13,907
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,061	1,061
Lease cost, net of repayments	35,626	46,328
Amortization of debt premium	(114,739)	(114,739)
Changes in assets and liabilities:
Prepaid expenses	11,666	15,876
Accounts payable	7,742	9,725
Accrued interest - related parties	16,297	16,297
Net cash provided by (used in) Operating Activities	12,780	(11,545)

INVESTING ACTIVITIES
Net cash provided (used) by Investing Activities	-	-

FINANCING ACTIVITIES
Advances from related parties	8,000	9,000
Repayments of related party advances	(21,000)	-
Net cash provided by (used in) Financing Activities	(13,000)	9,000

Net cash increase (decrease) for period	(220)	(2,545)
Cash at beginning of period	476	2,850
Cash at end of period	$256	$305

SUPPLEMENTAL
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Cannabis Suisse Corp. (“Company”) was incorporated in the State of Nevada on February 26, 2016. Since June 2022, the Company has focused on real estate operations and has had no involvement in any aspect of the cannabis industry.

The Company leases commercial properties from entities controlled by its Chief Executive Officer (“CEO”). In March 2026, the Company entered into a sublease arrangement with a different entity controlled by its CEO for a portion of the property located at 10 N Newnan Street, Jacksonville, Florida. See Note 9.

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2026 are not necessarily indicative of the results to be expected for the year ending May 31, 2027.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2026 and May 31, 2026. The Company had cash in an escrow account of $256 and $476 as of August 31, 2026 and May 31, 2026, respectively. The funds in the escrow account can be released for the Company’s operations without restriction.

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

During the three months ended August 31, 2026 and 2025, the Company recognized no impairment of long-lived assets.

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

For the three months ended August 31, 2026, the Company recognized related-party rental revenue of $21,000 from a sublease with an entity controlled by its CEO. The Company recognized no rental revenue during the three months ended August 31, 2025.

Cost of Rental Revenue

Cost of rental revenue consists primarily of the portion of lease expense attributable to the property or space subleased to its tenant based on relative square footage.

For the three months ended August 31, 2026 and 2025, the Company recognized cost of rental revenue of $21,931 and $0, respectively.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings per Share. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon conversion of convertible notes payable and related accrued interest. For periods in which the Company reports a net loss, potential common shares are excluded if their effect is anti-dilutive.

The Company’s convertible note agreements provide for the conversion of outstanding principal and accrued but unpaid interest of the notes into common stock.

The following table presents the computation of diluted income per common share:

	August 31, 2026	August 31, 2025
Net income	$55,127	$13,907
Add: Interest expense on convertible debt	16,297	16,297
Net income available to common stockholders (numerator)	$71,424	$30,204

Basic weighted average number of common shares outstanding	70,680,938	70,680,938
Dilutive impact of convertible notes and accrued interest	142,738,720	132,817,375
Diluted weighted average number of common shares outstanding (denominator)	213,419,658	203,498,313

Diluted income per common share	$0.00	$0.00

Segment Reporting

The Company operates in a single operating and reportable segment. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker and allocates resources and assesses performance based on the net income (loss) reported on the statement of operations and based on the total assets reported on the balance sheet.

The Company’s operations are currently limited and conducted in one geographical area with all of the Company’s revenues being derived from the Company’s single segment and substantially all of the Company’s assets located in the same jurisdiction in the United States.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide additional disclosures regarding certain expenses included in relevant expense captions. In January 2025, the FASB issued ASU 2025-01, which clarified the interim effective date for entities with non-calendar fiscal year-ends. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company is evaluating the effect of adoption on its disclosures and does not expect the amendments to affect its financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of August 31, 2026, the Company had cash of $256, a working capital deficit of $535,137 and an accumulated deficit of $2,879,180. Although the Company reported net income for the three months ended August 31, 2026, it continues to generate limited revenues and has not established a stable source of revenues sufficient to fund its operating expenses and satisfy its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that, for the foreseeable future, the Company will depend on additional capital contributions, borrowings and advances from related parties to fund operating expenses and other cash requirements. The Company intends to seek additional financing through the capital markets and other available sources and expects to continue relying on related-party funding in the interim. There can be no assurance that the Company will be successful in obtaining sufficient financing, increasing its revenues or achieving sustained profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment:

	August 31, 2026	May 31, 2026
Office equipment	$1,400	$1,400
Furniture	31,700	31,700
Accumulated depreciation	(18,037)	(16,976)
Net property and equipment	$15,063	$16,124

For each of the three months ended August 31, 2026 and 2025, the Company recognized depreciation expense of $1,061.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in legal proceedings, claims or other contingencies arising in the ordinary course of business. The Company evaluates such matters in accordance with ASC 450, Contingencies, and records an accrual when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss is reasonably possible but not probable, or when the amount cannot be reasonably estimated, the Company provides disclosure as appropriate. As of August 31, 2026, the Company was not aware of any pending or threatened legal proceedings, claims or other contingencies that would require accrual or disclosure in the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2026, the Company’s CEO, who is also the President and sole director, advanced $8,000 in cash to the Company. During the same period, the Company recognized $21,000 of rental income from RLSH, LLC, an entity controlled by the CEO, and recorded the amount as a reduction of advances from related parties. As of August 31, 2026 and May 31, 2026, advances from related parties were $44,350 and $57,350, respectively.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has outstanding convertible promissory notes with its CEO and entities controlled by him. As of August 31, 2026 and May 31, 2026, accrued interest payable to related parties was $139,161 and $122,864, respectively. Interest expense related to these notes was $16,297 for each of the three months ended August 31, 2026 and 2025. See Note 8 for additional information regarding the terms, conversion provisions, maturities and carrying amounts of these notes.

Effective March 1, 2026, the Company entered into a sublease agreement, as sublandlord, with RLSH, LLC, an entity controlled by the Company’s CEO. The sublease provides for base rent of $7,000 per month. The Company recognized related-party rental income of $21,000 under this arrangement during the three months ended August 31, 2026. See Note 9 for additional information regarding the sublease terms.

As of August 31, 2026 and May 31, 2026, the Company had an operating lease liability – in default of $107,000 relating to unpaid rent under the related-party lease for 2652 Blanding Boulevard, which expired in January 2026. See Note 9 for additional information regarding the related lease arrangement.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On April 1, 2021, Suneetha Nandana Silva Sudusinghe assigned Serhii Cherniienko $60,000 of his loan to Cannabis Suisse Corp. The agreement permits conversion into common stock at a fixed price of $0.01 per share. Of the $60,000, $30,000 was converted to equity in December 2021, and the remaining $30,000 was subsequently assigned to Clifford Koschnick. As of August 31, 2026 and May 31, 2026, the outstanding principal balance was $30,000, the note was due on demand, and the interest rate was 0%.

On April 15, 2021, Suneetha Nandana Silva Sudusinghe assigned Noi Tech LLC $30,000 of his loan to Cannabis Suisse Corp. The agreement permits conversion into common stock at a fixed price of $0.01 per share. The note was subsequently assigned to Clifford Koschnick. As of August 31, 2026 and May 31, 2026, the outstanding principal balance was $20,000, the note was due on demand, and the interest rate was 0%.

As of August 31, 2026 and May 31, 2026, the aggregate principal balance of these convertible notes payable was $50,000. The notes were convertible into an aggregate of 5,000,000 share of common stock at $0.01 per share.

NOTE 8 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In May 2022, Alain Parrik assigned to Okie LLC a convertible note with an outstanding principal balance of $85,000 owed by the Company. In November 2022, Okie LLC assigned the note to Scott McAlister, the Company’s CEO, for consideration. Under the terms of the note, the outstanding principal is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005 per share, is due on demand and bears interest at 0%. The outstanding principal balance was $85,000 as of August 31, 2026 and May 31, 2026.

In November 2022, the Company issued a convertible promissory note in the principal amount of $135,000 to Scott McAlister, the Company’s CEO, for funds previously advanced to the Company. The note has a four-year term, bears interest at 12% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share. The note matures in November 2026. As of August 31, 2026 and May 31, 2026, the outstanding principal balance was $135,000.

On February 20, 2024, the Company issued a convertible promissory note in the principal amount of $187,852 to 10 N Newnan, LLC, an entity controlled by the CEO, in connection with the prepayment of the lease for the property at 10 N Newnan Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to January 2028. The total payments for the remaining four years were $375,704 and the landlord offered a 50% discount for the prepayment, along with a forgiveness of the $93,926 in unpaid rent to that point. The Company issued this note to pay off the lease. The note has a term of four years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2028. The Company recognized the note at its fair value of $1,126,841, the present value of the lease liabilities that were paid off was $297,229, and prepaid interest of $78,476 was recorded, resulting in a loss on settlement of debt of $751,136. The note was issued with a premium of $938,989, which will be amortized over the term of the note. For

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the three months ended August 31, 2026, $59,129 of note premium was recognized, and the balance of the note was $533,625 (inclusive of a $345,773 premium balance) as of August 31, 2026.

On February 20, 2024, the Company issued a convertible promissory note in the principal amount of $101,760 to 1268 Church Street, LLC, an entity controlled by the CEO, in connection with the prepayment of the lease for the property at 1268 Church Street, Jacksonville, FL 32202. In February 2024, prior to the issuance of the note, the lease was extended for an additional two years to December 2028. The total payments for the five years was $203,520, none of which had been paid, and the landlord offered a 50% discount on the unpaid amounts for the prepayment. The Company issued this note to pay off the lease. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is February 20, 2029. The Company recognized the note at its fair value of $654,125, the present value the lease liabilities that were paid off was $148,735, and prepaid interest of $48,001 was recorded, resulting in a loss on settlement of debt of $457,389. The note was issued with a premium of $552,365, which would be amortized over the term of the note. During the three months ended August 31, 2026, $27,815 of note premium amortization was recognized, and the balance of the note was $375,070 (inclusive of a $273,310 premium balance) as of August 31, 2026.

On June 28, 2024, the Company issued a convertible promissory note in the principal amount of $186,089 to Scott McAlister, the Company’s CEO, to pay off unpaid rent of $69,550, advances of $83,159 and unpaid interest of $33,380 that the Company owned to Scott McAlister and/or his affiliated entities. The note has a term of five years, the interest rate is 10% per annum and the conversion price is $0.005 per share of common stock. The maturity date is June 28, 2029. The Company recognized the note at its fair value of $737,766. The note was issued with a premium of $551,677, recognized as a loss on settlement of debt, with amortization of $27,795 recognized during the three months ended August 31, 2025. During the three months ended August 31, 2026, $27,795 of note premium amortization was recognized, and the balance of the note was $497,879 (inclusive of a $311,790 premium balance) as of August 31, 2026.

Amortization of related-party note premiums was $114,739 for the three months ended August 31, 2026 and 2025, respectively.

The following table summarizes the classification of the Company’s related-party convertible notes:

	August 31, 2026	May 31, 2026
Convertible notes payable - related parties - long-term principal balance	$475,701	$475,701
Unamortized debt premium	930,873	1,045,612
Convertible notes payable - related parties - long-term	1,406,574	1,521,313
Convertible notes payable - related parties, current	220,000	220,000
Total carrying amount	$1,626,574	$1,741,313

As of August 31, 2026, the contractual maturities of the related-party convertible notes, based on principal amounts, are as follows:

Year Ending	Amount
August 31, 2027	$220,000
August 31, 2028	187,852
August 31, 2029	101,760
August 31, 2030	186,089
Total	$695,701

For each of the three months ended August 31, 2026 and 2025, interest expense on related-party convertible notes was $16,297.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - RELATED-PARTY LEASES AND SUBLEASE ARRANGEMENTS

Lease of Premises at 10 N Newnan Street

In February 2023, the Company entered into a lease with 10 N Newnan LLC, an entity controlled by the Company’s CEO, for office space located at 10 N Newnan Street, Jacksonville, Florida 32202. The lease commenced on February 1, 2023 and had an initial term of 36 months.

In February 2024, the lease was extended for an additional two years through January 31, 2028. At the modification dates, the Company remeasured the ROU asset and lease liability to $297,229 using a 12% discount rate.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. In February 2024, the Company prepaid the lease by issuing a convertible promissory note. See note 8. The Company recorded prepaid rental interest of $78,476 in connection with the transaction.

As of August 31, 2026 and May 31, 2026, the ROU asset associated with this lease was $121,809 and $141,246, respectively, and prepaid rental interest was $11,254 and $15,298, respectively. Lease expense related to this property was $23,482 during the three months ended August 31, 2026, of which $21,931, was allocated to cost of sales for the portion of the property that was subleased.

Lease of Premises at 2652 Blanding Boulevard

In February 2023, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2652 Blanding Boulevard, Jacksonville, Florida 32202. The lease expired on January 31, 2026 and the related ROU asset was fully amortized. No monthly lease payments were made under the arrangement. As of August 31, 2026 and May 31, 2026, the Company had unpaid rent of $107,000 relating to the expired lease, which remained classified as an operating lease liability in default. No lease expense related to this property was recognized during the three months ended August 31, 2026.

Lease of Premises at 1268 Church Street

In January 2024, the Company entered into a lease with 1268 Church Street LLC, an entity controlled by the Company’s CEO, for the property located at 1268 Church Street, Jacksonville, Florida. 32202. The lease commenced on January 1, 2024 and had an initial term of 37 months.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $104,472 using a discount rate of 12%. In February 2024, the lease was extended through December 31, 2028. At the modification date, the Company remeasured the ROU asset and lease liability at $148,735 using a 12% discount rate.

Following the extension, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation. The Company prepaid the lease by issuing a convertible promissory note. See note 8.  The Company also recorded prepaid rental interest of $48,001 in connections with the transaction.

As of August 31, 2026 and May 31, 2026, the ROU asset was $82,481 and $90,031, respectively, and prepaid rental interest was $12,495 and $15,121, respectively. Lease expense was $10,176 during the three months ended August 31, 2026.

Lease of Premises at 2502 Blanding Boulevard

In February 2024, the Company entered into a lease with 2600 Blanding Blvd., LLC, an entity controlled by the Company’s CEO, for the property located at 2502 Blanding Boulevard, Jacksonville, Florida 32210. The lease commenced on February 1, 2024 and has a term of 60 months through January 31, 2029.

At the lease commencement date, the Company recognized an ROU asset and lease liability of $176,213 using a discount rate of 12%. Also, in February 2024, the landlord agreed to a discount in exchange for prepayment of the remaining lease obligation, and the Company prepaid the lease by issuing a convertible promissory note. See Note 8. The Company also recorded prepaid rental interest of $58,973 in connection with the transaction.

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of August 31, 2026 and May 31, 2026, the ROU asset was $98,252 and $106,890, respectively, and prepaid rental interest was $15,421 and $18,542, respectively. Lease expense was approximately $11,759 during the three months ended August 31, 2026.

Sublease for Premises at 10 N Newnan Street

Effective March 1, 2026, the Company entered into a sublease agreement with RLSH, LLC, (an entity controlled by the Company’s CEO) for 2,900 square feet located on the front portion of the first floor of the Company’s leased property at 10 N Newnan Street, Jacksonville Florida. The 2,900 square feet subleased represents 93.4% of the 3,105 square feet covered by the primary lease.

The sublease provides for annual base rent of $84,000, payable in monthly installments of $7,000, plus additional costs and expenses incurred in connection with subleasing the premises. The sublease does not require a security deposit. The sublease is subordinate to the primary lease and will terminate if the primary lease is terminated before the scheduled expiration of the sublease. The sublease agreement provided for an initial term through August 31, 2026. Subsequent to August 31, 2026, the space is being leased on month-to-month basis to the same related party for the same $7,000 monthly installment.

The Company recognized related-party rental income of $21,000 and cost of rental revenue of $21,931 during the three months ended August 31, 2026.

Lease Expense

Total lease expense for the three months ended August 31, 2026 was $45,417, of which $21,931 was included in cost of rental revenue and $23,486 was included in general and administrative expenses. Total lease expense for the three months ended August 31, 2025 was $60,130 and was included in general and administrative expenses.

Balance-Sheet Presentation

The Company’s weighted average remaining lease term is 2.0 years and the weighted average discount rate is 12%. The following table summarizes the presentation of operating leases in the Company’s balance sheets.

	As of August 31, 2026	As of May 31, 2026
Assets
Operating lease ROU assets	$302,542	$338,168

Liabilities
Operating lease liabilities - related parties - in default	$107,000	$107,000

As of August 31, 2026 and May 31, 2026, the Company had $107,000 of operating lease liabilities related to the expired 2652 Blanding Boulevard lease. The Company had no other outstanding operating lease liabilities associated with its active leases because the remaining contractual payments for those leases had previously been prepaid through the issuance of convertible promissory notes. The related ROU assets continue to be amortized over the remaining contractual lease terms.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

Effective June 3, 2024, the Company amended its articles of incorporation to increase the number of authorized shares of preferred stock to 50,000,000 shares, with a par value of $0.001 per share.

On July 2, 2024, the Company filed a Certificate of Designation, Preferences, and Rights with the State of Nevada to authorize the issuance of up to 5,000,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock

CANNABIS SUISSE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

are not entitled to receive dividends or assets available for distribution upon liquidation, dissolution or winding up of the Company. Each share of Series A Preferred Stock is entitled to votes equal to 10 shares of common stock.

During the three months ended August 31, 2026 and 2025, there were no issuances, conversions or other changes involving the Company’s preferred stock

As of August 31, 2026 and May 31, 2026, the Company had 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

Effective June 3, 2024, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 shares, with a par value of $0.001 per share.

During the three months ended August 31, 2026 and 2025, there were no issuances, conversions or other changes involving the Company’s common stock.

As of August 31, 2026 and May 31, 2026, the Company had 70,680,938 shares of common stock issued and outstanding.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date these financial statements were issued.

Subsequent to August 31, 2026, the Company’s sublease of a portion of the 10 N Newnan Street premises to RLSH, LLC, an entity controlled by the Company’s CEO, continued on a month-to-month at the same monthly base rent of $7,000.

Subsequent to August 31, 2026, through the date the financial statements were issued, the Company’s CEO advanced an additional $27,000 to fund the Company’s operations.

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

In General

Since June 2022, the Company has focused its business activities on real estate operations and has had no involvement in any aspect of the cannabis industry. In February 2023, the Company leased two properties from entities controlled by its CEO. The Company’s former third-party sublease at 2652 Blanding Boulevard was terminated on February 28, 2025. In February 2024, the Company leased two additional properties from entities controlled by its CEO for future expansion. Effective March 1, 2026, the Company entered into a new sublease arrangement with RLSH, LLC, an entity controlled by the CEO, for a portion of the property located at 10 N Newnan Street. The sublease provides for monthly base rent of $7,000.

Results of Operations for the three months ended August 31, 2026 and 2025

Revenue and Cost of Rental Revenue

For the three months ended August 31, 2026, the Company generated related-party rental revenue of $21,000 and incurred cost of rental revenue of $21,931, resulting in a gross loss of $931.

For the three months ended August 31, 2025, the Company generated no rental revenue and incurred no cost of rental revenue.

The increase in rental revenue reflects the new sublease with RLSH, LLC that became effective March 1, 2026. Cost of rental revenue represents the portion of lease expense for the 10 N Newnan Street premises attributable to the subleased space.

Operating Expenses

Total operating expenses for the three months ended August 31, 2026 were $42,384, consisting of professional fees of $14,000, depreciation expense of $1,061 and general and administrative expenses of $27,323.

Total operating expenses for the three months ended August 31, 2025 were $84,535, consisting of professional fees of $21,000, depreciation expense of $1,061 and general and administrative expenses of $62,474.

Total operating expenses decreased by $42,151, or 50%, compared with the prior-year quarter. The decrease was primarily attributable to lower general and administrative expenses, including lower occupancy costs following the expiration of the 2652 Blanding Boulevard lease in January 2026. Professional fees also decreased by $7,000, from $21,000 to $14,000, primarily because audit fees were $8,000 in the current-year quarter compared with $15,000 in the prior-year quarter due to timing of audit fees incurred, while legal and accounting and consulting fees were unchanged.

Other Income (Expense)

Total other income was $98,442 for each of the three months ended August 31, 2026, and 2025. For each period, other income consisted of amortization of debt premium of $114,739, partially offset by interest expense - related parties of $16,297 related to convertible notes payable – related parties.

Net Income

The Company reported net income of $55,127 for the three months ended August 31, 2026, compared with net income of $13,907 for the three months ended August 31, 2025. The increase of $41,220 was attributable to the $41,220 improvement in operating results as explained above, while total other income remained unchanged at $98,442 for both periods.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2026, the Company had cash of $256 and a working capital deficit of $535,137, compared with cash of $476 and a working capital deficit of $512,212 as of May 31, 2026.

During the three months ended August 31, 2026, the Company generated $12,780 of cash from operating activities. Net income of $55,127 was adjusted for depreciation of $1,061, noncash lease cost of $35,626 and amortization of debt premium of $114,739, together with a decrease in prepaid expenses of $11,666, an increase in accounts payable of $7,742 and an increase in accrued interest - related parties of $16,297.

During the three months ended August 31, 2025, the Company used $11,545 of cash in operating activities due to amortization of debt premium of $114,739, offset by net income of $13,907, depreciation of $1,061, lease cost (net) of $46,328, decrease in prepaid expense of $15,876, increase in accounts payable of $9,725, and an increase in accrued interest – related parties of $16,297.

The Company had no cash flows from investing activities during the three months ended August 31, 2026 and 2025.

During the three months ended August 31, 2026, the Company used cash in financing activities of $13,000, which was due to advances from related parties of $8,000 offset by repayments of related party advances of $21,000.

During the three months ended August 31, 2025, the Company generated $9,000 of cash from financing activities from advances from related parties.

As a result of these activities, cash decreased by $220 during the three months ended August 31, 2026, from $476 as of May 31, 2026 to $256 as of August 31, 2026.

The Company has generated limited revenue, has a significant working capital deficit and has not established a stable source of revenue sufficient to fund its ongoing operating expenses and obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to remain dependent on additional investment capital, borrowings and advances from its CEO and other related parties to fund its operations for the foreseeable future. Management intends to seek additional financing through the capital markets and other available sources and to continue relying on related-party funding in the interim. There can be no assurance that the Company will be able to obtain sufficient financing, increase its revenue or achieve sustained profitable operations.

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

For the three months ended August 31, 2026 and 2025, the Company recognized rental income of $21,000 (from a related party) and $0, respectively.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements described in Note 2 to the condensed financial statements. The Company is currently evaluating the disclosure effects of ASU 2024-03, as clarified by ASU 2025-01, and does not expect adoption to affect its financial position, results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO-2013.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2026.

CANNABIS SUISSE CORP.

By:	/s/ Scott McAlister
Name:	Scott McAlister
Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)